Form 10-Q
period 2011-03-31
TODA INTERNATIONAL HOLDINGS INC.
filed 2011-05-23
CIK 1381792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

000-52346
(Commission file number)

TODA INTERNATIONAL HOLDINGS INC.
(Exact name of registrant as specified in its charter)

CAYMAN ISLANDS	N/A
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

c/o Dalian TOFA New Materials Development Co, Ltd.
No. 18-2-401 Gangjing Garden,
Dandong Street, Zhongshan District
Dalian, Liaoning Province, PRC  116001
(Address of principal executive offices)

+86(411) 8278-9758
(Issuer’s telephone number)

SUMMIT GROWTH CORPORATION
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     ☒  No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes     ☐   No     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐ No     ☒

On May 16, 2011, 27,780,000 shares of the registrant's ordinary stock, par value $0.000256 were outstanding.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

	March 31, 2011	December 31, 2010
		(A)

Assets

Current assets
Cash	$6,281,386	$3,699,778
Accounts receivable	12,348,322	11,825,238
Inventories	7,355,303	5,580,175
Prepaid expenses and other current assets	5,403,771	5,753,969
Due from related companies	836,438	775,456
Total current assets	32,225,220	27,634,616

Property, plant and equipment, net	3,067,053	3,123,858
Construction in progress	1,379,155	1,368,351
Land use right, net	288,569	287,873
Intangible asset, net	4,162,913	4,248,422
Total assets	$41,122,910	$36,663,120

Liabilities and shareholders' equity

Current liabilities
Bank loans	$7,382,786	$7,945,543
Accounts payable	4,910,272	3,708,993
Accrued liabilities and other payables	1,049,760	645,918
Income tax payable	1,059,041	1,316,676
Total liabilities	14,401,859	13,617,130

Shareholders' equity
Preference share, $0.000128 par value, 781,250 shares authorized, 104,571.95 shares issued and outstanding as of March 31, 2011 and 0 share issued and outstanding at December 31, 2010, respectively	13	-
Ordinary share, $0.000128 par value, 39,062,500 shares authorized; 34,645,610 and 2,665,075 shares issued and outstanding as of March 31, 2011 and at December 31, 2010, respectively	4,435	341
Additional paid-in capital	3,158,531	3,146,535
Retained earnings	22,368,989	18,901,648
Accumulated other comprehensive income	1,189,083	997,466
Total shareholers' equity	26,721,051	23,045,990

Total liabilities and shareholders' equity	$41,122,910	$36,663,120

Represents the combined operations of TOFA and Tongda prior to restructure in October 12, 2010. (See note 1)

See notes to consolidated financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the
	Three Months Ended March 31,
	2011	2010
		(A)

Revenue
- Product sales to third parties	$12,753,592	$7,166,953
- Product sales to related parties	-	469,556
Total revenue	12,753,592	7,636,509

Costs of sales
- Product sales to third parties	(8,002,909)	(4,601,817)
- Product sales to related parties	-	(522,881)
Total cost of sales	(8,002,909)	(5,124,698)

Gross profit	4,750,683	2,511,811

Operating expenses:

Selling and distribution expenses	(98,449)	(77,638)

General and administrative expenses	(504,311)	(231,771)

Total operating expenses	(602,760)	(309,409)

Operating income	4,147,923	2,202,402

Other income	605	338,342

Interest expense	(199,167)	(148,025)

Income before income taxes	3,949,361	2,392,719

Income tax expenses	(489,227)	(361,680)

Net income	3,460,134	2,031,039

Other comprehensive income:
- Foreign currency translation adjustments	191,617	(114,268)

Total comprehensive income	$3,651,751	$1,916,771

Basis earning per share	$0.41	$1.70

Diluted earning per share	$0.34	$1.70

Weighted average ordinary shares outstanding
- basic	8,350,670	1,194,638
- diluted	10,209,727	1,194,638

Represents the combined operations of TOFA and Tongda prior to restructure in October 12, 2010. (See note 1)

See notes to consolidated financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(IN US DOLLARS)

	Ordinary shares with		Preference shares with
	$0.00128 par value		$0.00128 par value		Additional			Accumulated
	Number of		Number of		paid-in	Statutory	Retained	other comprehensive
	share	Amount	share	Amount	capital	reserve	earnings	income	Total

Balance as of January 1, 2011	2,665,075	$341	-	$-	$3,146,535	$2,261,972	$16,639,676	$997,466	$23,045,990

Net income	-	-		-	-	-	3,467,341	-	3,467,341
Issue of shares	31,980,535	4,094	104,571.95	13	11,996	-	-	-	16,103
Foreign currency translation gain	-	-	-	-	-	-	-	191,617	191,617
Balance as of March 31, 2011	34,645,610	$4,435	104,571.95	$13	$3,158,531	$2,261,972	$20,107,017	$1,189,083	$26,721,051

See notes to consolidated financial statements

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:

Net income	$3,460,134	$2,031,039

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	85,630	48,090
Amortization of land use right	1,570	1,512
Amortization of intangible assets	118,582	-
Loss on disposal of property, plant and equipment	-	-

Changes in assets and liabilities:
Accounts receivable	(428,029)	(2,531,912)
Inventories	(1,724,252)	(499,696)
Prepaid expenses and other current assets	686,573	512,941
Tax receivable	-	39,777
Accounts payable	1,169,441	721,410
Accrued expenses and the payables	394,858	1,092,825
Income tax payable	(266,974)	202,080

Net cash provided by operating activities	3,497,533	1,618,066

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,483)	(349,371)

Net cash used in investing activities	(4,483)	(349,371)

Cash flows from financing activities:
Advances (to)/from related companies	(54,644)	584,727
Advances (to)/from shareholders	(293,651)	2,258,585
Proceeds from bank loans	387,198	2,088,075
Repayment of bank loans	(1,010,222)	(2,650,280)
Capital contribution	16,103	-

Net cash (used in)/provided by financing activities	(955,216)	2,281,107

Net increase in cash	2,537,834	3,549,802

Effect of foreign exchange rate changes on cash	43,774	401

Cash, beginning of period	3,699,778	774,403
Cash, end of period	$6,281,386	$4,324,606

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest paid	$199,167	$148,025

Income tax paid	$402,666	$221,313

Represents the combined operations of TOFA and Tongda prior to restructure in 2010.  (See note 1)

See notes to consolidated financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

NOTE 1 - Organization, Business and Operations

On September 27, 2006, TODA International Holdings Inc., formerly Summit Growth Corporation (“TODA” or the "Company"), was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business.

In March 2011, TODA entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Victor Score Limited, a British Virgin Islands exempted business company, (“Victor Score”), and its shareholders (the “Shareholders”).  Pursuant to the terms of the Share Exchange Agreement, the Shareholders agreed to transfer all of the issued and outstanding shares of common stock in Victor Score to the Company in exchange for the Company issuing an aggregate of an aggregate of 32,839,910 ordinary shares and 104,571.95 preference shares of the Company’s capital stock were issued to the Victor Score shareholders and Victor Score became a wholly-owned subsidiary of the Company (the “Share Exchange”).

The Share Exchange was accounted for as a “reverse merger,” since the former shareholders of Victor Score own a majority of the outstanding shares of the Company’s capital stock immediately following the Share Exchange. Victor Score is deemed to be the accounting acquirer in the reverse merger.  Accordingly, after the reverse merger, Victor Score became a subsidiary of TODA with Dalian TOFA New Materials Development Co., Ltd., a company incorporated under the laws of PRC on November 12, 1997 (“TOFA”), and Dalian Tongda Equipment Technology Development Co., Ltd., a company incorporated under the laws of PRC on January 28, 2008 (“Tongda”), the variable interest entities (“VIEs”) of TODA through a series of contractual agreements made with Dalian Xinding New Materials Technology Consultancy Co., Ltd. (“Dalian Xinding”).

As a result of the Share Exchange, TODA is now engaged in the business of manufacturing and trading of copper coated aluminum wire and its related products, and in the business of manufacturing of wiring equipment and leasing copper coated aluminum wire technology in the PRC. TODA also exerts effective control over TOFA and Tongda and receives 100% of the net profits derived from the business operations of TOFA and Tongda.

Subsequent to the Share Exchange, the Company now holds 100 % of Victor Score, which, in turn, holds 100% of the equity interest in Apex Wealth Holdings Limited (“Apex Wealth”), a limited liability company incorporated in Hong Kong, China on February 12, 2010 which, in turn, holds 100% of the equity interest in Dalian Xinding, a wholly foreign owned enterprise approved in the PRC on August 18, 2010 with the registered capital of RMB5,000,000 (US$732,504).

Pursuant to a group reorganization completed on October 12, 2010, TOFA and Tongda signed a series of contractual agreements with Dalian Xinding and became variable interest entities (“VIEs”) as defined under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

The current consolidated structure is detailed as follows:-

The contractual agreements between the Company, TOFA and Tongda have an initial term of 10 years. The parties may mutually seek to extend these agreements upon the expiry of the current term. The Company is not aware of any legal impediments that may affect the renewal of these agreements under current PRC laws. In order for the Company to continue to derive the economic benefits from its interest in operation of TOFA and Tongda, it must renew these contractual agreements.

As of March 31, 2011, the details of the registered and paid-up capital for the TOFA and Tongda and the lists of owners are as follows:

	TOFA		Tongda
Name of owners	Shares held	% holding	Shares held	% holding

Mr. Li Zhi FEI	-	-	560,000	8%
Mr. Zong Li LI	2,355,000	15.7%	-	-
Mr. Pi Jia LIU	1,290,000	8.6%	-	-
Mr. Di WANG	-	-	2,870,000	41%
Mr. Yu-Kai WANG	-	-	3,570,000	51%
Mr. Chuan Tao ZHENG	11,355,000	75.7%	-	-

Total	15,000,000	100%	7,000,000	100%

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

TOFA is principally engaged in the manufacturing and trading of copper coated aluminum wire and its related products and Tongda is principally engaged in the manufacturing of wiring equipment and leasing copper coated aluminum wire technology.  Both companies are situated at Dalian, Liaoning Province, PRC.

NOTE 2 - Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Exhibit 99.1(b) to the Current Report on Form 8-K, filed with the SEC on March 31, 2011.

Basis of Presentation

These consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). All significant inter-company transactions and balances within the Company are eliminated upon consolidation.

The functional currency of the Company is the Renminbi ("RMB"). Assets and liabilities are translated into U.S. dollars (“USD” of “US$”) at the rate of exchange in effect on the balance sheet date whereas income and expenses are translated into USD at the average rate of exchange prevailing during the reporting period. The related rate exchange adjustments are reflected in "Accumulated other comprehensive income" in the owners' equity section of the balance sheets.

As disclosed in Note 1 above, the Company was established on May 13, 2010. Existing shareholders of TOFA and Tongda received an equivalent number of shares of the Company on October 12, 2010. Through contractual arrangements between the Dalian Xinding, TOFA and Tongda, the economic interests in TOFA and Tongda were transferred to the Company’s wholly owned subsidiary, Dalian Xinding.

Since Dalian Xinding, TOFA and Tongda are under common control, the financial statements of the Company have been presented on a combined basis for all periods presented. Accordingly, financial information related to periods prior to the receipt of shares and the contractual arrangements are those of TOFA and Tongda.

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

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

Earning Per Ordinary Share

Basic earning per ordinary share is based on the weighted effect of ordinary shares issued and outstanding, and is calculated by dividing net profit by the weighted average shares outstanding during the period. Diluted earning per ordinary share is calculated by dividing net profit by the weighted average number of ordinary shares used in the basic earning per share calculation plus the number of ordinary shares that would be issued assuming exercise or conversion of all potentially dilutive ordinary shares outstanding. The Company does not present diluted earning per share for years in which it incurred net profits as the effect is anti-dilutive.

At March 31, 2011 and March 31, 2010, there were no potentially dilutive ordinary shares outstanding.

On March 1, 2008, the Company consolidated the authorized ordinary share capital of the Company from 50,000,000 ordinary shares of $0.0001 par value each to 39,062,500 ordinary shares of $0.000128 par value each. This resulted in every shareholder as of March 1, 2008 receiving 0.78125 ordinary shares for every ordinary share previously held. This was treated as a stock consolidation for US GAAP purposes, and all share and per share data is presented as if the consolidation took place as of the date of inception, September 27, 2006. On March 1, 2008, the Company also consolidated the authorized preference share capital of the Company from 1,000,000 preference shares of $0.0001 par value each to 781,250 preference shares of $0.000128 par value.

On May 15, 2011, by an ordinary resolution of shareholders of the Company, the Company effected a one-for-two (1-for-2) consolidation of the Company's issued and outstanding ordinary shares and increased the amount of the Company's authorized ordinary shares from thirty-nine million sixty-two thousand five hundred (39,062,500) shares of $0.000128 par value each to one hundred million (100,000,000) shares of $0.000256 par value each.

Income Taxes

The Company was registered as an Exempted Company in the Cayman Islands, and therefore, is not subject to Cayman Island income taxes for 20 years from the Date of Inception. While the Company has no intention of conducting any business activities in the United States, the Company would be subject to United States income taxes based on such activities that would occur in the United States.

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

In 2007, the FASB issued new guidance relating to the measurement and disclosure of financial assets and liabilities. This guidance established a framework for measuring fair value in US GAAP and clarified the definition of fair value within that framework. This guidance does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, This guidance introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company's financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). This guidance also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

Level 1 - quoted prices in active markets for identical assets and liabilities.

Level 2 - observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 - unobservable inputs.

The adoption of this guidance did not have an effect on the Company's financial condition or results of operations, but this guidance introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of December 31, 2010 and March 31, 2011, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Consolidation of Variable Interest Entities

VIEs are entities that lack one or more voting interest entity characteristics. The Company consolidates VIEs in which it is the primary beneficiary of its economic gains or losses. The FASB has issued ASC 810-10, “Consolidation of Variable Interest Entities.” ASC 810-10 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation (the subject of FASB ASC 810-10). FASB ASC 810-10 clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, noncontrolling (“minority”) interests and results of activities of a variable interest entity in its consolidated financial statements.

In accordance with FASB ASC 810-10, the Company has evaluated its economic relationships with TOFA and Tongda and has determined that it is required to consolidate these two entities pursuant to the rules of FASB 810-10. Therefore TOFA and Tongda are considered to be a VIE, as defined by FASB ASC 810-10, of which the Company is the primary beneficiary.  The Company, as mentioned above, absorbs a majority of the economic risks and rewards of all of these VIEs that are being consolidated in the accompanying financial statements.

Revenue recognition

The Company generates revenue primarily from manufacturing and trading of copper coated aluminum wire, equipment and its related products and leasing of copper coated aluminum wire technology.

Leasing sales represents the revenue from leasing of several exclusive production technologies, which are internally developed by research and development department of the Tongda, to an independent third party. The production technology related to the technical know-how in the production process and has not been registered as patent according to the relevant laws and regulations in the PRC.

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers and the rental income of certain production technology to an independent party. Revenue is recognized when all of the following criteria are met:

i)	Persuasive evidence of an arrangement exists,

ii)	Delivery has occurred and the customer takes ownership and assumes risk of loss or services have been rendered,

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

iii)	The seller’s price to the buyer is fixed or determinable, and

iv)	Collectability is reasonably assured.

Cash

Cash consist of cash on hand and in banks. The Company considers all highly investments with original maturities of three months or less to be cash. Substantially all of the cash deposits of the Company are held with financial institutions located in the PRC. Management believes these financial institutions are of high credit quality.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company generally extend unsecured credit up to three months to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements' assessment of known requirements, aging of receivables, payment history, the customer's current credit worthiness, and the economic environment. When a specific accounts receivable balance is deemed uncollectible, a charge is taken to statement of operation and comprehensive income. Recoveries of balances previously written off are reflected as income in the statement of operations and comprehensive income.

Inventories

Inventories consisting of raw material, work-in-progress and finished goods of copper coated aluminum wire and related products which are stated at the lower of cost or net realizable value. Finished goods comprised of direct materials, direct labour and a portion of overheads. Inventory costs are calculated using a weighted average method of accounting.

Allowances are recorded for obsolete, slow-moving and damaged inventory and are deducted from the related inventory balances. No provision was made as of March 31, 2011 and 2010.

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and any impairment. Maintenance, repairs and minor renewals are expensed as incurred; major renewals and improvements that extend the lives or increase the capacity of plant assets are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the reporting period of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets after taking into account their respective estimated residual value. The estimated useful life of the assets is as follows:

Years
i)	Buildings	10 – 20
ii)	Plant equipment	5 – 10
iii)	Office equipment	3 – 5
iv)	Motor vehicles	3 – 4

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

Land use right

Land use rights represent the prepayments for the use of the parcels of land in the PRC where the Company’s production facilities are located, and are charged to expense over their respective lease periods of 50 years. According to the laws of the PRC, the government owns all of the land in the PRC. Company or individuals are authorized to use the land only through land use rights granted by the PRC government for a certain period (usually 50 years).

Intangible assets

Intangible assets acquired separately and with finite useful lives are carried at costs less accumulated amortization and any accumulated impairment losses. Amortization for intangible assets with finite useful lives is provided on a straight-line basis over their estimated useful lives. Alternatively, intangible assets with indefinite useful lives are carried at cost less any subsequent accumulated impairment losses.

Gains or losses arising from derecognition of the intangible asset is measured at the difference between the net disposal proceeds and the carrying amount of the assets and are recognized in the statement of comprehensive income when the asset is disposed.

Construction in progress

Construction in progress represents property, plant and equipment under construction and pending installation and is stated at cost less accumulated impairment losses, if any.

No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and are available for intended use. When the assets are placed in service, the costs are transferred to property, plant and equipment and depreciated in accordance with the accounting policy of the Company.

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development. The Company incurred $73,824 and $49,250 for periods ended March 31, 2011 and 2010 respectively.

Impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

No impairment was recognized as of March 31, 2011 and 2010.

Comprehensive income

The Company has adopted ASC 220, "Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes". Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

During 2009, the Company adopted ASC 740-10 "Income Taxes", which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of March 31, 2011 and 2010, there were no amounts that had been accrued with respect of uncertain tax positions.

A reconciliation of the differences between the statutory tax rate and the effective tax rate for Enterprises Income Tax (“EIT”) is as follows:

	March 31, 2011	March 31, 2010

EIT statutory rates
- TOFA	15%	15%
- Tongda	25%	25%

EIT effective rates
- TOFA	15%	15%
- Tongda	10%	0%

The tax effects of temporary differences of the Company as of March 31, 2011 and 2010 are immaterial.

Value added tax

The Company’s VIEs TOFA and Tongda are registered as the "General Taxpayer" with the relevant PRC tax authorities which means that they are subject to VAT at 17% on sales of goods.

Fair value measurements

In April 2009, the FASB issued ASC 820-10-65-4 (formerly FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). This standard emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. This standard provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. This standard is effective for interim and annual reporting periods ending after September 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this standard did not have a material effect on the consolidated financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

In August 2009, the FASB issued Accounting Standards Update “ASU” 2009-5 “Measuring Liabilities at Fair Value”. This ASU provides amendments to ASC 820-10 “Fair Value Measurements and Disclosures” to address concerns regarding the determination of the fair value of liabilities. Because liabilities are often not “traded”, due to restrictions placed on their transferability, there is typically a very limited amount of trades (if any) from which to draw market participant data. As such, many entities have had to determine the fair value of a liability through the use of a hypothetical transaction. This ASU clarifies the valuation techniques that must be used when the liability subject to the fair value determination is not traded as an asset in an active market. The management does not expect the adoption of this ASU to have a material effect on the consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update “ASU 2010-06” “Fair Value Measurements and Disclosures”. The new guidance clarifies two existing disclosure requirements and requires two disclosures as follows: (1) a “gross" presentation of activities (purchases, sales, and settlements) within the Level 3 roll forward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods thereafter. The Company adopted the amended fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 roll forward information, which the Company is not required to adopt until January 1, 2011.

Employee benefits

i)
Salaries, wages, annual bonuses, paid annual leave and staff welfare are accrued in the year in which the associated services are rendered by employees of the Company. Where payment or settlement is deferred and the effect would be material, these amounts are stated at their present values.

ii)
Contributions to appropriate local defined contribution retirement schemes pursuant to the relevant labor rules and regulations in the PRC are recognized as an expense in the statement of operations as incurred.

Retirement benefits

Contributions to defined contribution plans are charged to cost of sales and general and administrative expenses in the statements of operation as and when the related employee service is provided.

Foreign currency transaction

The Company maintains its books and accounting records in RMB, which is determined as the functional currency. Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates quoted by the People’s Bank of China (“PBOC”) prevailing at the date of the transactions. Monetary assets and liabilities denominated in currencies other than RMB are translated into RMB using the applicable exchange rates quoted by the PBOC at the balance sheet dates. Gain and losses resulting from foreign currency transactions are included in operations.

The financial statements of the Company are translated into the reporting currency, the USD. Assets and liabilities of the Company are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from translation of these financial statements are reflected as other comprehensive income in the statements of operations and accumulated other comprehensive income in the statements of changes in shareholders' equity.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

The translation rates are as follows:

	March 31,	December 31,
	2011	2010

Period/year end RMB: USD exchange rate	6.5483	6.6000
Average RMB: USD exchange rate	6.5742	6.7137
Period/year end HKD: USD exchange rate	7.7750	7.7810
Average HKD: USD exchange rate	7.7780	7.7692

Contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and claims arising out of the businesses that relate to a wide range of matters, including among others, product liability. The Company records accruals for such contingency based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. As management has not become aware of any product liability claim, no contingent liability has been recorded for the three months ended March 31, 2011 and year ended December 31, 2010.

Concentrations of credit risk

The Company sells its products primarily to domestic and overseas customers. Credit is extended based on an evaluation of the customer's financial condition. At March 31, 2011 and December 31, 2010, the Company has no significant concentration of credit risk as sales deposits were received in advance from certain customers prior to the delivery of products to customers of the Company.

The Company maintains its cash with high-quality institutions. Deposits held with banks in PRC may not be insured or exceed the amount of insurance provided on such deposits.

Economic and political risk

The major operations of the Company are conducted in the PRC. Accordingly, the political, economic, and legal environments in the PRC, as well as the general state of the PRC's economy may influence the business, financial condition, and results of operations of the Company.

The major operations of the Company in the PRC are subject to special considerations and significant risks not typically associated with Company in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment.

The results of the Company may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

Recently issued accounting standards

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

In July 2009, the Company adopted changes issued buy the FASB to the authoritative hierarchy of US GAAP. These changes establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by the nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (“ASUs”). ASUs will not be authoritative in their own right as they will only serve to update the Codification. Theses changes and the Codification itself do not change GAAP. Other that the manner in which new accounting guidance is referenced, the adoption of theses changes had no impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 will not have a material impact on our consolidated financial statement disclosures.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires disclosures about the nature of the credit risk in an entity’s financing receivables, how that risk is incorporated into the allowance for credit losses, and the reasons for any changes in the allowance. Disclosure is required to be disaggregated at the level at which an entity calculates its allowance for credit losses. ASU 2010-20 was effective for the Company beginning December 31, 2010 but was extended to June 30, 2011 per ASU 2011-01. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial position, results of operations, cash flows and disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - Accounts receivable

Accounts receivable consist of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)

Accounts receivable, trade	$12,348,322	$11,825,238
Less: allowance for doubtful debts	-	-

	$12,348,322	$11,825,238

NOTE 4 - Inventories

Inventories are stated at the lower of cost (determined using the weighted average cost) or market value and are composed of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)

Raw materials	$1,173,794	$822,027
Work-in-progress	2,360,064	2,560,813
Finished goods	3,821,445	2,197,334

	$7,355,303	$5,580,175

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

NOTE 5 - Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

Nature	March 31, 2011	December 31, 2010
	(Unaudited)

Trade deposits	$3,834,596	$3,878,788
Prepaid staff welfare	223,879	215,553
Other short term advances to third parties	1,327,958	1,436,662
Sundry and utility deposits	17,338	222,966

	$5,403,771	$5,753,969

The other short term advances to third parties are interest free and unsecured.

NOTE 6 - Due from related companies

Name	Nature	March 31, 2011	December 31, 2010
		(Unaudited)

Shenzhen Tofa Complex Metal Material Co., Ltd.	Account receivable	$833,689	$775,456
Dalian TToff Metal Material Co., Ltd.	Account receivable	2,749	-

		$836,438	$775,456

The above companies were controlled by ZHENG Chuan Tao, the director of the Company.

The amounts due are interest free and unsecured and are repayable on demand.

There were no related party transactions with these companies during the three months ended March 31, 2011. During the three months ended March 31, 2010, the Company sold goods to Shenzhen Tofa Complex Metal Material Co., Ltd. amounted to $469,556.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

NOTE 7 - Property, plant and equipment, net

Property, plant and equipment, net, consists of the following at:

	March 31, 2011	December 31, 2010
	(Unaudited)

Land and buildings	$926,101	$918,846
Plant equipment	3,724,183	3,693,032
Office equipment	166,945	163,150
Motor vehicles	488,338	484,513

	$5,305,567	$5,259,541

Less: Accumulated depreciation	2,238,514	2,135,683

Net	$3,067,053	$3,123,858

Depreciation expense for the three months ended March 31, 2011 and 2010 amounted to $85,630 and $48,090, respectively.

The land and buildings, plant and office equipment are pledged as collateral to Shanghai Pudong Development Bank for the bank loans granted to the Company.

NOTE 8 - Construction in progress

A summary of construction in progress is as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)

Balance beginning	$1,368,351	$151,060
Additions	-	1,191,593
Effect of foreign exchange rate changes	10,804	25,698

Balance ending	$1,379,155	$1,368,351

The additional capital commitment for construction in progress contracted for but not provided in the consolidated financial statements as at March 31, 2011 was $1,679,826.

		Estimated cost to	Estimated
	Balance at	complete as of	time to
	March 31, 2011	March 31, 2011	complete

Plant and production facilities	$1,379,155	$1,679,826	4th quarter of 2011

NOTE 9 - Land use right

Land use right represents prepaid lease payments to the local government in the PRC for the use of land where the Company’s production facilities are located. Land use rights have a 50-year life from January 1, 2007 to December 31, 2056.  The land use right is pledged as collateral to Shanghai Pudong Development Bank for the bank loans granted to the Company.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

Amortization expenses were $1,570 and $1,512 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the expected amortization expense of the land use right for each of the next five years and thereafter is as follows:

Year ending December 31

2011	$4,693
2012	6,257
2013	6,257
2014	6,257
2015	6,257
Thereafter	258,848

$288,569

NOTE 10 - Intangible asset

Intangible asset represents the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Production technology
Cost	$4,511,477	$4,590,909
Less: Accumulated amortization	(348,564)	(342,487)

Net	$4,162,913	$4,248,422

Amortization expenses were $118,582 for the three months ended March 31, 2011. No amortization expenses incurred for the three months ended March 31, 2010. As of March 31, 2011, the expected amortization expense of the intangible asset for each of the next five years and thereafter is as follows:

Year ending December 31,

2011	$256,865
2012	342,487
2013	342,487
2014	342,487
2015	342,487
Thereafter	2,436,100

$4,162,913

Intangible asset is stated at cost less accumulated amortization. Amortization is calculated using the straight-line method to write-off the cost of the intangible asset over its estimated economic life of ten years.

The Company has reviewed the recoverable amount of the production technology based on value-in-use calculations by discounting future cash flows and no impairment was required as of March 31, 2011.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

NOTE 11 - Bank loans

Bank loans consist of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)

Short-term bank loans	$7,382,786	$7,945,543

The bank loans as outlined in the following table are secured by the land and buildings, other plant and equipment and directors’ personal guarantee. The loans bear interest ranging from 6.37% to 8.59% per annum.  The proceeds of the loans were used to finance the acquisition of property, plant and equipment and working capital of the Company.

	Outstanding	Annualized	Nature of
Name of bank	loan amount	interest rate	loans	Term of loans	Collateral

China Citic Bank	US$763,557	6.37%	Term loan	From April 6, 2010	Directors' personal
	(RMB5,000,000)			to April 5, 2011	guarantee

Shanghai Pudong	US$2,987,432	Benchmark interest of	Revolving	Applicable from August 12,	Land use right,
Development Bank	(RMB19,562,600)	the People's Bank of China	loan	2010 to August 9, 2011	other plant and
equipment

Shenzhen Development	US$2,290,671	Benchmark interest of	Revolving	Applicable from November 9,	Directors' personal
Bank	(RMB15,000,000)	the People's Bank of	loan	2010 to May 23, 2011	guarantee
China plus 10%

Shenzhen Development	US$1,341,126	Benchmark interest of	Export	Applicable from February 16,	Directors' personal
Bank	(RMB8,782,099)	the People's Bank of	loans	2011 to January 26, 2012	guarantee
China plus 10%

The details of the short term bank loans outstanding as of December 31, 2010 are as follows:

	Outstanding	Annualized	Nature of
Name of bank	loan amount	interest rate	loans	Term of loans	Collateral

China Citic Bank	US$1,515,152	6.37%	Term loan	From April 6, 2010	Directors' personal
	(RMB10,000,000)			to April 5, 2011	guarantee

Shanghai Pudong	US$3,212,727	Benchmark interest of	Revolving	Applicable from August 12,	Land use right,
Development Bank	(RMB21,204,000)	the People's Bank of China	loan	2010 to August 9, 2011	other plant and
equipment

Shenzhen Development	US$2,272,727	Benchmark interest of	Revolving	Applicable from November 9,	Directors' personal
Bank	(RMB15,000,000)	the People's Bank of	loan	2010 to May 23, 2011	guarantee
China plus 10%

Shenzhen Development	US$944,937	Benchmark interest of	Export	Applicable from December 18,	Directors' personal
Bank	(RMB6,236,586)	the People's Bank of	loans	2009 to December 18, 2010	guarantee
		China plus 10%		and renewed after the year end

Interest expenses for the three months ended March 31, 2011 and 2010 amounted to $199,167 and $148,025 respectively.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

NOTE 12 - Accrued expenses and other payables

Accrued expenses and other payables consist of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)

Accrued expenses	$811,453	495,345
Other payables	238,307	150,573
	$1,049,760	$645,918

Other payables consist of amounts owed by the Company to various unrelated entities that are incurred in the normal course of business operations. These liabilities do not carry any interest rate and will be repayable on demand.

NOTE 13 - Ordinary Shares

As detailed in Note 1, in March 2011, in connection with the consummation of the transactions contemplated by the Share Exchange Agreement, the Company issued an aggregate of 32,839,910 ordinary shares to the Victor Score Shareholders.

The Company initiated a 1 for 2 stock consolidation effective on May 15, 2011. After the stock consolidation, there were 17,322,805 ordinary shares outstanding. On May 15, 2011, 104,571.95 preference shares were converted into 10,457,195 ordinary shares. As a result, a total of 27,780,000 ordinary shares were outstanding as of May 15, 2011.

NOTE 14 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

As detailed in Note 1, in March 2011, in connection with the consummation of the transactions contemplated by the Share Exchange Agreement, the Company issued 104,571.95 preference shares to one of the Victor Score Shareholders. Each share of these preference shares have 100 ordinary shares voting right and is convertible 100 ordinary shares.  On May 15, 2011, immediately following the approval of a one-for-two share consolidation, the preference shares were converted into 10,457,195 ordinary shares of the Company and the number of preference shares issued and outstanding on May 15, 2011 was nil.

Note 15 – Statutory Reserves

The Company’s VIEs incorporated in the PRC is required on an annual basis to make appropriations of retained earnings set at certain percentage of after-tax profit determined in accordance with PRC accounting standards and regulations (“PRC GAAP”). VIEs must make appropriations to statutory reserve in accordance with the Law of the PRC.

The statutory reserve requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP at each year-end and after setting off against any accumulated losses from prior years) until such fund has reached 50% of VIEs’ registered capital. Appropriation to the statutory reserve fund must be made before distribution of dividends to stockholders. The statutory reserve fund can only be used for specific purposes, such as setting off the accumulated losses, enterprise expansion or increasing the registered capital.

There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company has not done so.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

NOTE 16 – Business Segments

A)           Business segment reporting – by product

The Company has two reportable business segments: Manufacturing and trading of bimetallic composite wire products and its related products (“Bimetallic Composite Wire Products”), and manufacturing of wiring equipment and leasing copper coated aluminum wire technology (“Wiring equipment”).

	Bimetallic Composite Wire Products	Wiring Equipment	Corporate and Other	Consolidated Totals
Three Months Ended March 31, 2011

Product sales
Sales to third parties	$10,990,077	$1,763,515	$-	$12,753,592
Sales to related parties	-	-	-	-

	10,990,077	1,763,515	-	12,753,592
Costs of sales
Sales to third parties	(7,554,873)	(448,036)	-	(8,002,909)
Sales to related parties	-	-	-	-

	(7,554,873)	(448,036)	-	(8,002,909)

Gross profit	3,435,204	1,315,479	-	4,750,683

Selling and distribution expenses	(92,558)	(5,891)	-	(98,449)

Administrative and other expenses	(272,789)	(156,271)	(75,251)	(504,311)

Operating income	3,069,857	1,153,317	(75,251)	4,147,923

Other income	587	18	-	605

Interest expenses	(198,902)	-	(265)	(199,167)

Income before income taxes	2,871,542	1,153,335	(75,516)	3,949,361

Income tax expenses	(431,196)	(58,031)	-	(489,227)

Net income	$2,440,346	$1,095,304	$(75,516)	$3,460,134

Capital investment	$2,056,316	$1,028,063	$290,538	$3,162,979

Total assets	$33,246,929	$7,325,279	$789,988	$41,362,196

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

	Bimetallic Composite Wire Products	Wiring Equipment	Corporate and Other	Consolidated Totals
Three Months Ended March 31, 2010

Product sales
Sales to third parties	$7,166,953	$-	$-	$7,166,953
Sales to related parties	469,556	-	-	469,556

	7,636,509	-	-	7,636,509
Costs of sales
Sales to third parties	(4,601,817)	-	-	(4,601,817)
Sales to related parties	(522,881)	-	-	(522,881)

	(5,124,698)	-	-	(5,124,698)

Gross profit	2,511,811	-	-	2,511,811

Selling and distribution expenses	(71,842)	(5,796)	-	(77,638)

Administrative and other expenses	(182,503)	(48,834)	(434)	(231,771)

Operating income	2,257,466	(54,630)	(434)	2,202,402

Other income	2,756	31	335,555	338,342

Interest expenses	(147,887)	(138)	-	(148,025)

Income before income taxes	2,112,335	(54,737)	335,121	2,392,719

Income tax expenses	(330,816)	(30,864)	-	(361,680)

Net income	$1,781,519	$(85,601)	$335,121	$2,031,039

Capital investment	$2,056,316	$1,028,063	$128	$3,084,379

Total assets	$22,353,654	$1,351,061	$1,426	$23,706,141

B)	Business segment reporting – by geography

As its secondary segments, the Company reports two geographical areas, which are the main market areas: PRC and foreign market. There is no any single foreign country market accounting for more than 10% of total revenues for the quarter ended March 31, 2011 and 2010.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

The following tables set forth revenues from customers of products sold by geographic segment:

Geographical information:	Three Months Ended March 31,

	2011	2010

PRC	$10,445,192	$5,803,747
Others	2,308,400	1,832,762

	$12,753,592	$7,636,509

NOTE 17 - Income tax expense

The entities within the Company file separate tax returns in the respective tax jurisdictions that they operate.

The Company is incorporated in the Cayman Islands, the laws of which do not require the Company to pay any income taxes or other taxes based on income, business activity or assets.  The Company has subsidiaries domiciled and operating in other countries and those entities file separate tax returns in the respective jurisdictions in which they are domiciled or operate.

The Company’s consolidated subsidiary Apex Wealth is domiciled in Hong Kong, China would be subject to statutory profit tax in that jurisdiction of 16.5% if it incurred revenue and profits there.  The Company’s consolidated subsidiary Dalian Xinding is domiciled in PRC would be subject to statutory profit tax in that jurisdiction of 25% if it incurred revenue and profits there.

The Company’s VIEs TOFA and Tongda are domiciled in China and are subject to PRC enterprise income tax of 15% and 25% respectively on the net income for the three months ended March 31, 2011 and 2010.  The Company’s income tax represents the income tax expenses from VIEs. The Company’s other entities substance a loss and no income tax provided.

	For the
	Three Months Ended December 31,

	2011	2010

PRC income tax	$489,227	$361,680

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

The income tax expenses for the three months ended March 31, 2011 and 2010 can be reconciled to the income before income taxes in the statement of operations and other comprehensive income as follows:

	For the
	Three Months Ended March 31,
	2011	2010

Income before income taxes	$3,788,151	$2,392,719

Notional tax on income before PRC income taxes at 25%	$947,038	$598,180
Tax effect on income not subject to taxation	(364,388)	(220,814)
Tax concession	(93,423)	(15,686)

Income tax expenses	$489,227	$361,680

On December 15, 2008, TOFA was registered as the High and New Technology Enterprise. According to the PRC Law on Enterprise Income Tax promulgated on March 16, 2007, TOFA is entitled to a concessionary rate of income tax at 15% over 3 years, beginning on January 1, 2008. Accordingly, TOFA is subject to an income tax rate of 15% in 2011 and 2010.

NOTE 18 - Related party transactions

The Company had entered into the following significant related party transactions with the following related company during three months ended March 31, 2011 and 2010:

	March 31,
	2011	2010

Sales of finished goods:
Shenzhen Tofa Complex Metal Material Co., Ltd.	$-	$469,556

Purchase of raw materials:
Shenzhen Tofa Complex Metal Material Co., Ltd.	663,836	-

NOTE 19 - Commitments and Contingencies

The Company may become subject to various claims and litigation during the normal course of business. The Company vigorously defends its legal position when these matters arise. The Company is neither a party to, nor the subject of, any material pending legal proceeding.

NOTE 20 - Concentrations of risks

Substantially all of the Company’s operations are conducted in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

NOTE 21 – Condensed parent company financial information of TODA International Holding Inc.

Condensed Balance Sheets	March 31, 2011	December 31, 2010
	(Unaudited)

Assets

Current assets
Cash	$57,012	$1,218
Prepaid expenses and other current assets	210,274	-
Due from shareholders	283,416	-
Investment in subsidiaries	26,941,917	23,061,322

Total assets	$27,492,619	$23,062,540

Liabilities and owners' equity

Current liabilities
Payable to affiliate	$-	$13,808
Accounts payable	-	2,742
Accrued expenses and other payables	771,568	-
Due to shareholders	-	-

Total liabilities	771,568	16,550

Owners' equity
Preference share, $0.000128 par value, 781,250 shares authorized, 104,571.95 shares issued and outstanding as of March 31, 2011 and at December 31, 2010, respectively	13	-
Ordinary share, $0.000128 par value, 39,062,500 shares authorized; 34,645,610 and 2,665,075 shares issued and outstanding as of March 31, 2011 and at December 31, 2010, respectively	4,435	341
Additional paid-in capital	3,158,531	3,146,535
Retained earnings	22,368,989	18,901,648
Accumulated other comprehensive income	1,189,083	997,466.00

Total owners' equity	26,721,051	23,045,990

Total liabilities and owners' equity	$27,492,619	$23,062,540

Condensed income statement	Three Months Ended March 31,
	2011	2010
		(A)
General and administrative expenses of parent company	$(75,251)	$(434)

Equity income of subsidiaries	3,535,385	2,031,473

Net income	$3,460,134	$2,031,039

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

Condensed statement of cash flow	Three Months Ended March 31,
	2011	2010

Net cash provided by operating activities	$75,619	$-
Net cash used in investing activities	(4,107)	-
Net cash used in by financing activities	(22,900)	-
Effect of foreign exchange rate changes on cash	1,723	-
Cash, beginning of period	6,679	1,426
Cash, end of period	$57,014	$1,426

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth under the sections entitled “Risk Factors” located in our Current Report on Form 8-K, as amended and filed with the SEC on March 31, 2011. We may use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

TODA International Holdings Inc. (“TODA”), formerly known as Summit Growth Corporation, was formed in the Cayman Islands as an exempted company on September 27, 2006. On March 15, 2011, TODA entered into and closed the Share Exchange Agreement with Victor Score, a privately held company formed under the laws of the British Virgin Islands. Pursuant to the Share Exchange Agreement, TODA acquired all of the issued and outstanding capital stock of Victor Score in exchange for 32,839,910 ordinary shares and 104,571.95 preference shares of TODA. Prior to our acquisition of Victor Score, we were in the development stage and had not yet commenced business operations. We had no interest in any property.

Victor Score was incorporated on May 13, 2010 as a British Virgin Islands business company. Victor Score is the parent company of Apex Wealth, a Hong Kong limited liability company incorporated on February 12, 2010. Apex Wealth is turn the parent of Dalian Xinding, a wholly-owned foreign enterprise incorporated in China on August 18, 2010. None of Victor Score, Apex Wealth or Dalian Xinding conducts any independent business operations. Dalian Xinding operates through a series of contractual arrangements with two VIEs - TOFA and Tongda, which are private limited companies incorporated and headquartered in Dalian, Liaoning Province, China. Through our contractual arrangements with TOFA and Tongda, we are engaged in the research, development, production and distribution of composite bimetallic materials, primarily copper-clad aluminum (“CCA”), and its manufacturing equipment. We are also involved in the research and development of related production technologies and provide consultancy services on such technologies to a number of entities, within and without China.

The share exchange is being accounted for as a "reverse acquisition," since the Victor Score shareholders own a majority of the outstanding shares of the Company's capital stock immediately following the transaction. Victor Score is deemed to be the acquiror in the reverse acquisition. As the Company, the legal acquiror, is a non-operating shell, this "reverse acquisition" is considered to be a capital transaction in substance rather than a business combination. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the share exchange will be those of Victor Score and will be recorded at the historical cost basis of Victor Score, and the consolidated financial statements after completion of the share exchange will include the assets and liabilities of the Company and Victor Score, historical operations of Victor Score and operations of the Company from the closing date of the share exchange. Except as described in this Current Report on Form 8-K, no arrangements or understandings exist among present or former controlling shareholders with respect to the election of members of the Company's board of directors and, to our knowledge, no other arrangements exist that might result in a change of control of the Company. Further, as a result of the issuance of the shares of the Company’s capital stock pursuant to the share exchange, a change in control of the Company occurred on the date of the consummation of the transaction.

CRITICAL ACCOUNTING POLICIES

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Consolidation of Variable Interest Entities

VIEs are entities that lack one or more voting interest entity characteristics. The Company consolidates VIEs in which it is the primary beneficiary of its economic gains or losses. The FASB has issued ASC 810-10, Consolidation of Variable Interest Entities. ASC 810-10 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation (the subject of FASB ASC 810-10). FASB ASC 810-10 clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, noncontrolling (“minority”) interests and results of activities of a variable interest entity in its consolidated financial statements.

In accordance with FASB ASC 810-10, the Company has evaluated its economic relationships with TOFA and Tongda and has determined that it is required to consolidate these two entities pursuant to the rules of FASB 810-10. Therefore TOFA and Tongda are considered to be a VIE, as defined by FASB ASC 810-10, of which the Company is the primary beneficiary.  The Company, as mentioned above, absorbs a majority of the economic risks and rewards of all of these VIEs that are being consolidated in the accompanying financial statements.

Our consolidated financial statements include the financial statements of Dalian Xinding and TOFA and Tongda, two variable interest entities in which we are the primary beneficiary. All significant inter-company transactions and balances have been eliminated on consolidation.

We have no direct or indirect legal or equity ownership interest in TOFA or Tongda. However, through the VIE Agreements between Dalian Xinding and the shareholders of TOFA and Tongda, the shareholders of TOFA and Tongda have assigned all their rights as shareholders, including voting rights and disposition rights of their equity interests in TOFA and Tongda to Dalian Xinding, our indirect, wholly-owned subsidiary.

In accordance with ASC 810-10-15-14, TOFA and Tongda are deemed variable interest entities for two reasons.  First, the equity shareholders of TOFA and Tongda do not significantly enjoy the benefits of income or suffer the consequences of losses.  Second, the equity shareholders of TOFA and Tongda do not possess the direct or indirect ability through voting or similar rights to make decisions regarding their activities that have a significant effect on the success of the two companies.

Through the VIE Agreements, we have a controlling financial interest in TOFA and Tongda.  First, we have the power to direct TOFA’s and Tongda’s activities that most significantly impact the economic performance of the two companies.  Second, we have the obligation to absorb TOFA’s and Tongda’s losses and the right to receive the benefit of their incomes.  Therefore, in accordance with ASC 810-10-25-38A, we are deemed to be the primary beneficiary of TOFA and Tongda and the financial statements of TOFA and Tongda are consolidated in our consolidated financial statements.

Revenue Recognition

We generate revenue primarily from manufacturing and trading copper coated aluminum wire, equipment and related products and leasing copper coated aluminum wire technology.

Leasing sales represent the revenue from the leasing of several exclusive production technologies to independent third parties.  The technologies are internally developed by Tongda’s research and development department. The production technologies related to the technical know-how in the production process have been patented in accordance with the relevant laws and regulations of the PRC.

Revenue represents the invoiced value of goods sold and the rental income of certain production technologies to independent parties.  Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and the customer has taken ownership and assumed the risk of loss, or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. We generally extend unsecured credit up to three months to our customers in the ordinary course of business and mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, such as aging of receivables, payment history, the customer's current creditworthiness, and the economic environment. When a specific account receivable balance is deemed uncollectible, a charge is taken to the statement of operation and comprehensive income. Recoveries of balances previously written off are reflected as income in the statement of operations and comprehensive income.

Inventories

Inventories - consisting of raw material, work-in-progress and finished goods of copper coated aluminum wire and related products - are stated at the lower of cost or net realizable value. Finished goods are comprised of direct materials, direct labor and a portion of overhead. Inventory costs are calculated using a weighted average method of accounting. Allowances are recorded for obsolete, slow-moving and damaged inventory and are deducted from the related inventory balances. No provision was made as of March 31, 2011 or 2010.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and any impairment. Maintenance, repairs and minor renewals are expensed as incurred; major renewals and improvements that extend the lives or increase the capacity of plant assets are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the reporting period of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets after taking into account their respective estimated residual value. The estimated useful life of the assets is as follows:

Years
Buildings	10 – 20
Plant equipment	5 – 10
Office equipment	3 – 5
Motor vehicles	3 – 4

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development. We incurred $73,824 and $49,250 for the three months ended March 31, 2011 and 2010, respectively.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Foreign Currency Transaction

We maintain our books and accounting records in RMB, which is determined as the functional currency. Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates quoted by the PBOC prevailing at the date of the transactions. Monetary assets and liabilities denominated in currencies other than RMB are translated into RMB using the applicable exchange rates quoted by the PBOC at the balance sheet dates. Gain and losses resulting from foreign currency transactions are included in operations.

Our financial statements the Company are translated into USD, which is our reporting currency. Assets and liabilities are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from translation of these financial statements are reflected as other comprehensive income in the statements of operations and accumulated other comprehensive income in the statements of changes in shareholders' equity. The translation rates are as follows:

	March 31,
	2011	2010
Period-end RMB:USD Exchange Rate	6.5483	6.8258
Average RMB:USD Exchange Rate	6.5742	6.8266

Recently Adopted Accounting Pronouncements

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

In May 2009, the FASB issued guidance within ASC Topic 855-10 (formerly SFAS 165, “Subsequent Events”) relating to subsequent events. This guidance establishes principles and requirements for subsequent events. This guidance defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in our financial statements. Public entities are required to evaluate subsequent events through the date that financial statements are issued. This guidance also provides guidelines in evaluating whether or nor events or transactions occurring after the balance sheet date should be recognized in the financial statements. This guidance requires disclosure of the date through which subsequent events have been evaluated. This standard is effective for interim and annual periods ending after June 15, 2009. We have adopted this standard as of December 31, 2009. The adoption of this standard did not have a material impact on our financial statements.

In July 2009, we adopted changes issued by the FASB to the authoritative hierarchy of US GAAP. These changes establish the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by the nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue ASUs. ASUs will not be authoritative in their own right as they will only serve to update the Codification. Theses changes and the Codification itself do not change US GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of theses changes had no impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Overview

We believe that there are currently approximately 20 manufacturers that are of sufficient size, with production capacity, technological know-how, and R&D capability to effectively compete in China’s composite bimetallic materials production market and less than five, including TOFA, are considered major players who have the ability to produce the kind of composite bimetallic products that are in great demand and could yield higher margin, like the electricity and power cables on a larger scale, without the need to compete on price alone.  Further, we believe that Tongda is unique in China, being the sole producer of intelligent composite bimetal materials manufacturing equipment in the country.

The composite bimetallic materials market is expected to grow at a very fast pace as new buildings and other infrastructure will have to be constructed every year with the continuous urbanization in China. Although there are no official statistics indicating how large this segment of the market is, management believes, based on its experience and internal market research, this may be worth billions of dollars in the coming ten to fifteen years. For example, in Liaoning Province, the Provincial Electricity Bureau is inviting tenders for the supply of power cables that could be worth US$3 billion every year and, although not all of the cables used will be made of composite bimetallic products, there is tremendous potential for growth in this area. In terms of total output, China produced about 5,000 tons of CCA and CCS wire in 2001, as compared to total production of 25,000 tons of CCA and CCS wire in 2006 and 40,000 tons in 2007.

We believe that our patented technology, both in the development of innovative manufacturing equipment and in the manufacturing process itself, knowledge of the markets and growing brand recognition, coupled with the expansion of business opportunities within China and internationally, as businesses look to contain cost while growing will positively impact our bottom line going forward.

Significant Factors Affecting Our Results of Operation

The most significant factors that may influence our operating results, both positively and negatively, include:

•	economic conditions in the PRC;
•	the market prices for copper and aluminum;
•	production capacity and utilization;
•	supply and costs of principal raw materials; and
•	product mix and implications on gross margins,

Economic conditions in the PRC

We operate our manufacturing facilities in the PRC and derive the majority of our revenues from sales to customers in the PRC. As such, economic conditions in the PRC will affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. The PRC has experienced significant economic growth, achieving a CAGR of 9.65% in gross domestic product from 1999 through 2009, according to National Bureau of Statistics of China. In early 2009, the Chinese State Council announced a US$590 billion stimulus package to support the Chinese economy in response to the financial turmoil of late 2008. We believe that this will lead to a much higher demand for CCA wires and in fact that the whole composite bimetallic materials industry shall be significantly boosted. We believe that economic conditions in the PRC will continue to improve and will positively affect our business and results of operations.

The market prices for copper, aluminum and steel;

The price for TOFA’s composite bimetallic wire products is generally calculated by adding mark-up, which is essentially our gross profit, to the basic costs of raw materials (copper, aluminum and steel) and other production costs like direct labor and other manufacturing overhead. Therefore, lower raw material costs would result in lower prices for these products. As raw materials prices rise, our mark-up per ton represents a relatively lower percentage of our gross sales (which is generally based on tons processed) and therefore our gross profit margin as a percentage of sales is relatively lower; as copper prices decline, the reverse is true and we report relatively higher gross profit margins on a percentage basis.

We price our CCA power wire/cable products based on a certain discount to pure copper power wire/cables. Since the price of aluminum is much lower than that of copper, the raw material costs of our CCA power wire/cable is greatly lower than that of pure copper cables. So even if the selling price of CCA power wire/cable is discounted, there are still considerable mark-up for the product.

Production capacity and utilization;

In order to capture the market opportunity for our products, we have expanded, and plan to continue to expand, our production capacity. Increased capacity has had, and could continue to have, a significant effect on our results of operations, by allowing us to produce and sell more products to generate higher revenues and net income.

Supply and costs of principal raw materials;

Our ability to manage our operating costs depends significantly on our ability to secure affordable and reliable supplies of raw materials. We have at least two or three suppliers for our principal materials.

The price of our primary raw materials varies with reference to copper prices, and changes in copper price affect our cost of sales.  However, we are able to price our bimetallic composite material products based on our material procurement costs plus a mark-up, which is essentially our gross profit.  Therefore, despite the implications of copper price movement on our gross and net profit margin figures, our gross profit in absolute dollars, have not been materially affected by the change in copper prices.

Products mix and implications on gross margins,

Our gross margin is also affected by our product mix. We produce and sell products according to customer orders.  Our product mix consists of composite bimetallic wire products, intelligent bimetallic composite material production line, and CCA power wire/cables. Composite bimetallic wire products, with gross margin of 29%, used to contribute the majority of our gross profits. We launched our intelligent bimetallic composite material production line to the market in late 2009, and this product line has a gross profit margin of 53%. We introduced another new product in the second half of 2010, namely the CCA power wire/cables. We believe such CCA power wires/cables, with gross margin of 50%, will become the major product in our product mix and a significant revenue and profits contributor in the future.

Principal Components of Our Income Statement

Sales

Our sales are derived from sales of our products net of value-added taxes.  The most significant factors that affect our sales are shipment volume and average selling prices.  Our collection practices vary from customer to customer, they consist of (i) cash payment on delivery for small orders and new customer, (ii) credit for 30 days to 90 days to our established regular customers who have long term cooperative relationship, and (iii) in general 30% down payment, 65% upon goods arrival and inspection, 5% after one year guarantee period for customers of CCA power wire/cables or bimetallic composite material production line.

Cost of sales

Our cost of sales primarily consists of direct material costs, and direct labor costs and manufacturing overhead costs. Direct material costs generally accounted for the majority of our cost of sales.

Gross Profit

Our gross profit of composite bimetallic wire products is affected primarily by the cost of raw materials, which is defined with reference to the cost of copper and aluminum or steel.  We are also able to price our composite bimetallic wire products based on the market price for materials plus mark-up, which is essentially our gross profit.

We price our CCA power wire/cable products based on the pure copper power wire/cables prices minus some percentage of discounts. Since the cost difference between copper and aluminum exists, the cost of CCA power wire/cable primarily consisting of copper and aluminum is greatly lower than the cost of pure copper cables. Even if the selling price of CCA power wire/cable is discounted, there are still considerable mark-up for the product.

Operating expenses

Our operating expenses consist of selling, general and administrative expenses including research and development expenses.

Selling and distribution expenses and administrative and other expenses

Our selling expenses include shipping expenses, salaries and traveling expenses for our sales personnel.  Our general and administrative expenses include administrative staff costs and other benefits, depreciation of office equipment, professional service fees, research and development expenditures and other miscellaneous expenses related to our administrative activities.

Our sales activities are conducted through direct selling by our internal sales staff. Because of the strong demand for our products and continuing improvement on efficiency, it is not necessary for us to add sales forces to start to aggressively market and distribute our products. Our selling expenses have been relatively small as a percentage of our revenues.

With the anticipated expansion of business, we anticipate the absolute dollars of selling, and administrative expenses will increase. But comparing to the stronger growth of business, we estimate they will still account for a similar percentage against revenues to the present.

Other comprehensive income

Other comprehensive income reflects foreign currency translation adjustment according to our accounting policies.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The following table presents the consolidated results of operations of the Company for the three months ended March 31, 2011 as compared to the results of operations for the three months ended March 31, 2010.

	For the Three Months Ended March 31,
	2011	2010

Revenue	$12,753,592	$7,636,509
Cost of Sales	(8,002,909)	(5,124,698)
Gross Profit	4,750,683	2,511,811
Selling and Distribution Expenses	(98,449)	(77,638)
Administrative and Other Expenses	(504,311)	(231,771)

Operating Income	4,147,923	2,202,402
Other Income	605	338,342

Net Income	3,460,134	2,031,039
Other comprehensive income	191,617	(114,268)

Total comprehensive income	$3,651,751	$1,916,771

Revenue

Our business expanded for 1st quarter of 2011. We recorded revenue of $12.8 million for the three months ended March 31, 2011, representing an increase of $5.2 million, or 67%, as compared to $7.6 million for the corresponding period of 2010. The increase was primarily due to (i) the introduction of new products, namely CCA electric wires and power cables and intelligent bimetal composite materials production equipment, (ii) an increase in the price of copper during the 1st quarter of 2011 relative to the corresponding period in 2010 and (iii) an increase in our total output.
81.9% of our revenue for the three month period ended March 31, 2011 came from sales in the domestic market, and 18.1% from sales to overseas customers, compared to 76% and 24%, respectively, for the corresponding period in 2010.

The following table breaks down our product sales by specific category for each period.

	Three months ended March 31,
	2011			2010
	Sales	Volume*	Average price	Sales	Volume*	Average price
CCA(S) wire products	$7,898,824	1,398	$5,650	$7,636,509	1,436	$5,317
CCA power cables	$3,099,655	209	$14,831
Intelligent composite bimetallic material production line	$1,755,113	N/A
Total	$12,753,592	1,607		$7,636,509	1,436
*  metric tons

Cost of Sales and Gross Profit

The following table presents our cost of sales and gross profit, both in amounts and as a percentage of total revenue for the three months ended March 31, 2011 and 2010 (US$ in thousands):

	Three months ended March 31,				Percentage
	2011		2010		Change Period
	US$	% of sales	US$	% of sales	to Period
Revenue	$12,754	100%	$7,637	100%	67%
Cost of sales	$(8,003)	-63%	$(5,125)	-67%	56%
Gross profit	$4,751	37%	$2,512	33%	89%

Total cost of sales was $8 million for the three months ended March 31, 2011 compared to $5.1 million for the corresponding period of 2010. As a percentage of total sales, our cost of sales decreased to 63% of revenue for the three months ended March 31, 2011, compared to 67% of revenue in the same period last year. This represented the gross margin for 1st quarter of 2011 rose to 37% from 33% for the 1st quarter of 2010.

The higher gross profit margin was primarily the result of launch of TOFA’s new CCA electricity wires and power cables and introduction of Tongda’s new intelligent production lines which have higher gross margin comparing to bimetallic composite material wire products.

Gross profit for the three months ended March 31, 2011 was $4.8 million, an increase of $2.3 million, or 89%, when compared to $2.5 million recorded for the three months ended March 31, 2010.

Selling and Distribution Expenses, Administrative and Other Expenses

The following table shows operating expenses and income from operations both in amounts and as a percentage of total revenue for selling and distribution expense, as well as administrative and other expenses for the three months ended March 31, 2011 and 2010 (US$ in thousands):

	Three months ended March 31,
	2011		2010
	US$	% of sales	US$	% of sales	Percentage Change Period to Period
Gross profit	$4,751	37%	$2,512	33%	89%
Selling and Distribution Expenses	$(99)	-1%	$(78)	-1%	26%
Administrative and Other Expenses	$(504)	-4%	$(232)	-3%	117%
Operating Income	$4,148	33%	$2,202	29%	88%

Selling and distribution expenses of $0.1 million was recorded for the 1st quarter of 2011, almost remain unchanged , as compared to selling and distribution expenses of $0.08 million recorded for the same period of previous year.

Administrative and other expenses increased by $0.3 million, or 117%, from $0.2 million for the three months ended March 31, 2010 to $0.5 million for the three months ended March 31, 2011. The increase was primarily due to the following causes:

•	increase in utilities, general office expense related to the general commodities prices increase

•	slight upward adjustments in salaries and benefits of employees

•	more input in research and development

Net Income

Net income for the three months ended March 31, 2011 was $3.5 million, an increase of about $1.5 million, or 75%, compared to $2 million for the three months ended March 31, 2010. The increase was directly related to our strong growth in sales revenue, coupled with an increase in our gross profit margin.

Other comprehensive income

Other comprehensive income represents the foreign currency translation adjustment. During the three months ended March 31, 2011, the RMB rose slightly against the USD, and we recognized a foreign currency translation gain of $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had cash on hand of approximately $6.3 million, up $2.0 million from $4.3 million at March 31, 2011. Other current assets were $25.9 million, and current liabilities of $14.4 million. Working capital was $17.8 million and the ratio of current assets to current liabilities was 2.24 to 1 as of March 31, 2011.

The following is a summary of cash balance and cash provided by or used in each of the indicated type of activities during the three months ended March 31, 2011 and 2010, respectively:

	As of March 31,
	2011	2010
Cash provided by (used in):
Operating Activities	$3,502,114	$1,618,066
Investing Activities	(4,483)	(349,371)
Financing Activities	(955,216)	2,281,107
Effect of foreign exchange rate changes	39,193	401
Cash, begin of the period	3,699,778	774,403
Cash, end of year	6,281,386	4,324,606

Net cash provided by operating activities was $3.5 million for the three months ended March 31, 2011, as compared to net cash provided by operating activities of $1.6 million for the corresponding period of 2010. This was mainly due to: i) a $3.5 million in net income; ii) a $1.7 million inventory increase resulting from larger operation; iii) a $0.7 million of decrease in prepaid expenses and other current assets due to more efficiency use of other current assets; and iv) a $1.2 million accounts payable increase because of expanded operations.

Net cash used in investing activities was $4,483 during the 1st quarter of 2011, as compared to net cash used in investing activities of $0.3 million in 2009. There are very little investing activities for 1st quarter of 2011.

Net cash used in financing activities was $1 million for the three months ended March 31, 2011, as compared to net cash provided by financing activities of $2.3 million for the three months ended March 31, 2010. This was mainly due to: i) a $0.3 million decrease advances from owners; ii) a $0.6 million increase in repayment of bank loans.

Bank loans consist of the following:

	March 31,	December 31
	2011	2010
Short-term bank loans	$7,382,786	$7,945,543

The bank loans are secured by the land and buildings, other plant and equipment of TOFA and Tongda. The loans bear interest ranging from 6.37% to 8.59% per annum.  The proceeds of the loans were used to finance the acquisition of property, plant and equipment and working capital of the Company.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2011, our controls and procedures were not effective due to certain significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal controls over financial reporting.

This is due to the fact that we lack sufficient personnel with the appropriate level of knowledge, experience and training in the application of US GAAP standards, especially related to complicated accounting issues. This could cause us to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries. Our internal audit function is significantly deficient due to insufficient qualified resources and appropriate systems to perform such function. Therefore, the ability to prevent and control lapses and errors in our accounting function could not be rendered effectively.

Also, we are integrating the financial resources of several businesses in our new corporate structure. The relatively small number of professionals we employ in bookkeeping and accounting functions prevents us from appropriately segregating duties within our internal control systems. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Based on the control deficiencies identified above, we intend to design and plan to implement, specific remediation initiatives which include:

•
Evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.

•	Engaging an outside, independent internal controls consultant to assist us in addressing the aforementioned deficiencies and generally provide guidance on proper US accounting practices.

•	Increasing our accounting and financing personnel resources, by retaining more US GAAP knowledgeable financial professionals.

These remedial measures may not be fully effectuated or may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) we may fail to meet future reporting obligations on a timely basis, (ii) our consolidated financial statements may contain material misstatements, (iii) we may be required to restate prior period financial results, (iv) we may be subject to litigation and/or regulatory proceedings, and (v) our business and operating results may be harmed.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes from the disclosure provided in (i) Part 1, Item 3 of our Annual Report on Form 10-K for the year ended June 30, 2010 and (ii) under the heading “Legal Proceedings” in Item 2.01 of the Current Report on Form 8-K, as amended, filed with the SEC on March 31, 2011.

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

3.1	Memorandum of and Articles of Association of the Company (incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2008 (SEC File No. 000-52341))
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODA International Holdings Inc.

May 23, 2011	By: /s/ Chuan-Tao Zheng
Name: Chuan-Tao Zheng
Title: President and Chief Executive Officer

TODA International Holdings Inc.

May 23, 2011	By: /s/ Anthony Zhang
Name: Anthony Zhang
Title: Chief Financial Officer