Form 10-Q
period 2011-06-30
TODA INTERNATIONAL HOLDINGS INC.
filed 2011-08-22
CIK 1381792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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

N/A
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
Yes           ☐           No           ☒

On August 9, 2011, 27,780,000 shares of the registrant's ordinary stock, par value $0.000256 were outstanding.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

	(Unaudited)
	June 30, 2011	December 31, 2010
		(A)
Assets

Current assets
Cash	$5,833,890	$3,699,778
Accounts receivable, net of allowance or doubtful accounts of $0 as of June 30, 2011 and December 31, 2010	14,980,117	11,825,238
Inventories	8,559,887	5,580,175
Prepaid expenses and other current assets	6,838,834	5,753,969
Due from related companies	796,274	775,456

Total current assets	37,009,002	27,634,616

Property, plant and equipment, net	3,016,887	3,123,858
Construction in progress	1,397,249	1,368,351
Land use right, net	290,757	287,873
Intangible asset, net	4,100,333	4,248,422

Total assets	$45,814,228	$36,663,120

Liabilities and shareholders' equity

Current liabilities
Bank loans	$8,359,332	$7,945,543
Accounts payable	4,419,599	3,708,993
Accrued expenses and other payables	1,358,393	645,918
Income tax payable	954,633	1,316,676

Total liabilities	15,091,957	13,617,130

Shareholders' equity
Preference share, $0.000128 par value, 0 and 781,250 shares authorized; 0 and 104,571.95 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	-	13
Ordinary share, $0.000256 and $0.000128 par value, 100,000,000 and 39,062,500 shares authorized; 27,780,000 and 17,322,805 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	7,112	4,435
Additional paid-in capital	3,139,764	3,142,428
Statutory reserve	2,261,972	2,261,972
Retained earnings	23,729,912	16,639,676
Accumulated other comprehensive income	1,583,511	997,466

Total shareholders' equity	30,722,271	23,045,990

Total liabilities and shareholders' equity	$45,814,228	$36,663,120

(A)	Represents the combined balance sheets of TOFA and Tongda (the “Accounting Acquirer”) prior to restructuring on October 12, 2010. (See note 1)

See notes to consolidated financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)
(IN US DOLLARS)

	For the		For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(A)		(A)

Revenue
- Product sales to third parties	$14,839,655	$6,628,867	$26,827,761	$13,795,820
- Product sales to related parties	-	1,129,424	-	1,598,980
- Licensing technology.	-	1,489,492	765,486	1,489,492

Total revenue	14,839,655	9,247,783	27,593,247	16,884,292

Costs of sales
- Product sales to third parties	(10,269,932)	(4,715,635)	(18,219,775)	(9,304,825)
- Product sales to related parties	-	(101,612)	-	(624,493)
- Licensing technology.	-	(29,111)	(53,066)	(41,737)
Total cost of sales	(10,269,932)	(4,846,358)	(18,272,841)	(9,971,055)

Gross profit	4,569,723	4,401,425	9,320,406	6,913,237

Operating expenses:

Selling and distribution expenses	(158,292)	(150,217)	(256,740)	(227,855)

General and administrative expenses	(448,884)	(649,132)	(953,195)	(880,903)

Total operating expenses	(607,176)	(799,349)	(1,209,935)	(1,108,758)

Operating income	3,962,547	3,602,076	8,110,471	5,804,479

Other income	458,558	19,374	459,163	357,716

Interest expense	(167,972)	(44,124)	(367,139)	(192,150)

Income before income taxes	4,253,133	3,577,326	8,202,495	5,970,045

Income tax expenses	(623,032)	(387,515)	(1,112,259)	(749,195)

Net income	3,630,101	3,189,811	7,090,236	5,220,850

Other comprehensive income:
- Foreign currency translation adjustments	378,355	616,433	569,942	502,195

Total comprehensive income	$4,008,456	$3,806,244	$7,660,178	$5,723,045

Net income per share-basic and diluted	$0.16	$0.18	$0.35	$0.30

Weighted average ordinary shares outstanding - basic and diluted	22,608,860	17,322,805	19,980,435	17,322,805

(A)	Represents the combined operations of TOFA and Tongda prior to restructuring on October 12, 2010. (See note 1)

See notes to consolidated financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(IN US DOLLARS)

	Ordinary shares with $0.000256 par value		Preference shares with $0.000128 par value		Additional			Accumulated
	Number of		Number of		paid-in	Statutory	Retained	other comprehensive
	share	Amount	share	Amount	capital	reserve	earnings	income	Total

Balance as of January 1, 2011	17,322,805	$4,435	104,571.95	$13	$3,142,428	$2,261,972	$16,639,676	$997,466	$23,045,990

Conversion of preference shares	10,457,195	2,677	(104,571.95)	(13)	(2,664)	-	-	-	-
Net income	-	-		-	-	-	7,090,236	-	7,090,236
Foreign currency translation gain	-	-	-	-	-	-	-	586,045	586,045

Balance as of June 30, 2011	27,780,000	$7,112	-	$-	$3,139,764	$2,261,972	$23,729,912	$1,583,511	$30,722,271

See notes to consolidated financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN US DOLLARS)

	For the Six Months Ended June 30,
	2011	2010
		(A)
Cash flows from operating activities:

Net income	$7,090,236	$5,220,850

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	184,109	91,076
Amortization of land use right	3,161	3,034
Amortization of intangible assets	235,325	-

Changes in assets and liabilities:
Accounts receivable	(2,874,791)	(5,367,248)
Inventories	(2,831,963)	(173,274)
Prepaid expenses and other current assets	(618,342)	(1,081,542)
Tax receivable	-	39,907
Accounts payable	627,750	256,827
Accrued expenses and other payables	697,207	1,953,664
Income tax payable	(385,775)	481,802

Net cash provided by operating activities	2,126,917	1,425,096

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,448)	(354,895)
Purchase of intangible assets	-	(2,645,347)
Cash paid for construction in progress	-	(1,175,710)

Net cash used in investing activities	(12,448)	(4,175,952)

Cash flows from financing activities:
Advances (to)/from related companies	(17,022)	2,494,616
Advances (to)/from shareholders	(336,162)	2,061,203
Proceeds from bank loans	10,093,471	4,969,564
Repayment of bank loans	(9,850,051)	(5,312,314)
Capital contribution	-	771,560

Net cash (used in)/provided by financing activities	(109,764)	4,984,629

Net increase in cash	2,004,705	2,233,773

Effect of foreign exchange rate changes on cash	129,407	12,604

Cash, beginning of period	3,699,778	774,403
Cash, end of period	$5,833,890	$3,020,780
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest paid	$367,139	$192,150

Income tax paid	$1,474,302	$749,195
(A)	Represents the combined cash flows of TOFA and Tongda prior to restructuring on October 12, 2010.
(See note 1)

See notes to consolidated financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

NOTE 1 - Organization, Business and Operations

On September 27, 2006, TODA International Holdings Inc., formerly Summit Growth Corporation (“TODA” or the "Company"), was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business.

On March 16, 2011, TODA entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Victor Score Limited, a British Virgin Islands exempted business company (“Victor Score”), and its shareholders (the “Shareholders”).  Prior to the share exchange, Victor Score’s issued ordinary shares amounted to 2,665,075 with par value of $0.000128. Pursuant to the terms of the Exchange Agreement, the Shareholders agreed to transfer all of the issued and outstanding shares of common stock in Victor Score to the Company in exchange for the Company’s issuing an aggregate of 32,839,910 ordinary shares and 104,571.95 preference shares of the Company’s capital stock to the Victor Score shareholders and Victor Score.  The Company initiated a 1 for 2 reverse stock split effective on May 15, 2011. After the reverse stock split, there were 17,322,805 ordinary shares outstanding. On the same date, 104,571.95 preference shares were converted into 10,457,195 ordinary shares. As a result, a total of 27,780,000 ordinary shares were outstanding as of May 15, 2011.

The Share Exchange was accounted for as a “reverse merger,” since the former shareholders of Victor Score own a majority of the outstanding shares of the Company’s capital stock immediately following the Share Exchange. Victor Score is deemed to be the accounting acquirer in the reverse merger.  Accordingly, after the reverse merger, Victor Score became a subsidiary of TODA, with Dalian TOFA New Materials Development Co., Ltd., a company incorporated under the laws of the People’s Republic of China (“PRC”) on November 12, 1997 (“TOFA”), and Dalian Tongda Equipment Technology Development Co., Ltd., a company incorporated under the laws of PRC on January 28, 2008 (“Tongda”) being the variable interest entities (“VIEs”) of TODA through a series of contractual agreements made with Dalian Xinding New Materials Technology Consultancy Co., Ltd. (“Dalian Xinding”).

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

Pursuant to a group reorganization completed on October 12, 2010, TOFA and Tongda signed a series of contractual agreements with Dalian Xinding. TOFA and Tongda became variable interest entities (“VIEs”) as defined under FASB ASC 810-10.

The Company does not conduct any operations or have any assets exclusive of its control of TOFA and Tongda. Through its contractual arrangements with TOFA and Tongda, the Company is engaged in the research, development, production and distribution of composite bimetallic materials, primarily copper clad aluminum (“CCA”), and its manufacturing equipment. The Company is also involved in the research and development of related production technologies and provides consultancy services on such technologies to a number of entities, within and without China.

The VIE Agreements grant Dalian Xinding the power to direct the activities that most significantly impact TOFA’s and Tongda’s economic performance and right to economic returns in the following manner:

(a)	Pursuant to the terms of the Business Operation Agreement, Dalian Xinding effectively gained management control of TOFA and Tongda.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

•
Without written consent of Dalian Xinding, neither TOFA nor Tongda can enter into or consummate a transaction that might significantly affect the assets, obligations, rights or operations of TOFA or Tongda.

•
Dalian Xinding is entitled to provide advice and guidance regarding hiring and firing employees, daily operations and financial management of TOFA and Tongda. The managements of TOFA and Tongda have agreed to accept such advice and guidance.

•	Dalian Xinding is entitled to recommend all candidates for directors and executive officers of TOFA and Tongda. TOFA and Tongda have agreed to appoint the candidates recommended by Dalian Xinding.

•
TOFA and Tongda have issued a letter of authorization that authorizes designated officers of Dalian Xinding to act as their proxies and exercise all rights of shareholders at any shareholders meetings of TOFA or Tongda pursuant to PRC law and the bylaws of TOFA and Tongda.

(b)
Pursuant to the terms of the Lease Agreement, TOFA and Tongda have leased all of the property, plant and equipment of TOFA and Tongda to Dalian Xinding and Dalian Xinding possesses the right to use all of such property, plant and equipment during the lease term.

The VIE Agreements each have an initial term of 10 years and may only be extended upon the written agreement of Dalian Xinding.  The Company believes that the VIE Agreements provide it with substantial protection and control over the operations of the VIEs.

The current corporate organizational structure is detailed below:-

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

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

The functional currency of the Company is the Renminbi ("RMB"). Assets and liabilities are translated into U.S. dollars (“USD” of “US$”) at the rate of exchange in effect on the balance sheet date whereas income and expenses are translated into USD at the average rate of exchange prevailing during the reporting period. The related rate exchange adjustments are reflected in "Accumulated other comprehensive income" in the shareholders' equity section of the balance sheets.

As disclosed in Note 1 above, the Company entered into the Share Exchange Agreement with Victor Score and its shareholders on March 16, 2011.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

At June 30, 2011, there were no potentially dilutive ordinary shares outstanding.

On March 1, 2008, the Company amended the authorized ordinary share capital of the Company from 50,000,000 ordinary shares of $0.0001 par value each to 39,062,500 ordinary shares of $0.000128 par value each. This resulted in every shareholder as of March 1, 2008 receiving 0.78125 ordinary shares for every ordinary share previously held. This was treated as a stock consolidation for US GAAP purposes, and all share and per share data is presented as if the consolidation took place as of the date of inception, September 27, 2006. On March 1, 2008, the Company also amended the authorized preference share capital of the Company from 1,000,000 preference shares of $0.0001 par value each to 781,250 preference shares of $0.000128 par value.

On May 15, 2011, by a shareholders’ resolution, the Company effected a one-for-two (1-for-2) stock consolidation of its issued and outstanding ordinary shares and increased the amount of the authorized ordinary shares from 39,062,500 shares to 100,000,000 shares.

Fair Value of Financial Instruments

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
Level 3 - unobservable inputs.

The adoption of this guidance did not have an effect on the Company's financial condition or results of operations, but this guidance introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of December 31, 2010 and June 30, 2011, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Consolidation of Variable Interest Entities

The consolidated financial statements include the financial statements of TODA, its wholly-owned subsidiaries and consolidated variable interest entity (“VIE”), in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated on consolidation.

TODA has no direct or indirect legal or equity ownership interest in TOFA and Tongda.  However, through the VIE Agreements between Dalian Xinding and the shareholders of TOFA and Tongda, the shareholders of TOFA and Tongda have assigned all their rights as shareholders, including voting rights and disposition rights of their equity interests in TOFA and Tongda to Dalian Xinding, our indirect, wholly-owned subsidiary.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

In accordance with Accounting Standards Codification (“ASC”) 810-10-15-14, TOFA and Tongda are deemed variable interest entities for two reasons.  First, the equity shareholders of TOFA and Tongda do not significantly enjoy the benefits of income or suffer the consequences of losses.  Second, the equity shareholders of TOFA and Tongda do not possess the direct or indirect ability through voting or similar rights to make decisions regarding their activities that have a significant effect on the success of the two companies.

Through the VIE Agreements, the Company has a controlling financial interest in TOFA and Tongda.  First, TODA has the power to direct TOFA’s and Tongda’s activities that most significantly impact the economic performance of the two companies.  Second, TODA has the obligation to absorb TOFA’s and Tongda’s losses and the right to receive the benefit of their incomes.  Therefore, in accordance with ASC 810-10-25-38A, the Company is deemed to be the primary beneficiary of TOFA and Tongda and the financial statements of TOFA and Tongda are consolidated in the Company’s consolidated financial statements.

The Company's Consolidated VIEs—Balance Sheet Classification

The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations:

	June 30, 2011	December 31,2010
	(Unaudited)
Assets

Current assets:
Cash	$5,775,102	$3,650,370
Accounts receivable	14,980,117	11,825,238
Inventories	8,559,834	5,580,175
Prepaid expenses and other current assets	6,285,834	5,521,916
Due from a related company	796,274	787,876
Fixed assets and intangible assets, net	45,814,228	9,028,504

Total assets of consolidated VIEs	$45,200,911	$36,394,079

The following table presents the carrying amounts and classification of the third-party liabilities of the consolidated VIEs:

	June 30,2011	December 31,2010
	(Unaudited)
Current liabilities:
Bank loans	$8,359,332	$7,945,543
Accounts payable	4,419,599	3,706,251
Other liabilities	1,482,041	1,533,241

Total liabilities of consolidated VIEs	$14,260,972	13,185,035

The consolidated VIEs included in the table above represent the two separate entities with which the Company is involved. The creditors of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to the Company. In addition, the assets are generally restricted only to pay such liabilities. Thus, the Company's maximum legal exposure to loss related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets due to outstanding third-party financing. Intercompany liabilities are excluded from the table.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

Revenue Recognition

The Company generates revenue primarily from manufacturing and trading of copper coated aluminum wire, equipment and its related products and leasing of copper coated aluminum wire technology.

Licensing technology represents the revenue from leasing of several exclusive production technologies, which are internally developed by research and development department of the Tongda, to an independent third party. The production technology related to the technical know-how in the production process and has not been registered as patent according to the relevant laws and regulations in the People’s Republic of China.

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

Cash

Cash consist of cash on hand and in banks. The Company considers all highly investments with original maturities of six months or less to be cash. Substantially all of the cash deposits of the Company are held with financial institutions located in the PRC. Management believes these financial institutions are of high credit quality.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company generally extends unsecured credit up to six months to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements' assessment of known requirements, aging of receivables, payment history, the customer's current credit worthiness, and the economic environment. When a specific accounts receivable balance is deemed uncollectible, a charge is taken to statement of operation and comprehensive income. Recoveries of balances previously written off are reflected as income in the statement of operations and comprehensive income.

Inventories

Inventories consisting of raw material, work-in-progress and finished goods of copper coated aluminum wire and related products which are stated at the lower of cost or net realizable value. Finished goods comprised of direct materials, direct labor and a portion of overheads. Inventory costs are calculated using a weighted average method of accounting.

Allowances for obsolete, slow-moving and damaged inventory are deducted from the related inventory balances. No provision was made as of June 30, 2011 and December 31, 2010.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

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

Land Use Right

Land use rights represent the prepayments for the use of the parcels of land in the PRC where the Company’s production facilities are located, and are charged to expense over their respective lease periods of 50 years. According to the laws of the PRC, the government owns all of the land in the PRC. Company or individuals are authorized to use the land only through land use rights granted by the PRC government for a certain period.

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

Gains or losses arising from derecognition of the intangible asset is measured at the difference between the net disposal proceeds and the carrying amount of the assets and are recognized in the statement of operations when the asset is disposed.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development. The Company incurred $138,159 and $121,108 for the six months ended June 30, 2011 and 2010, respectively, and $64,335 and $71,858 for the three months ended June 30, 2011 and 2010, respectively.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

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

No impairment was recognized as of June 30, 2011 and December 31, 2010.

Income Taxes

The Company was registered as an Exempted Company in the Cayman Islands, and therefore, is not subject to Cayman Island income taxes for 20 years from the Date of Inception until September 27, 2026. While the Company has no intention of conducting any business activities in the United States, the Company would be subject to United States income taxes based on such activities that would occur in the United States.

The Company accounts for income taxes under ASC 740 "Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

During 2009, the Company adopted ASC 740-10 "Income Taxes," which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of June 30, 2011 and December 31, 2010, there were no amounts that had been accrued with respect of uncertain tax positions.

The tax effects of temporary differences of the Company as of June 30, 2011 and 2010 are immaterial.

Value Added Tax

The Company’s VIEs TOFA and Tongda are registered as the "General Taxpayer" with the relevant PRC tax authorities which mean that they are subject to VAT at 17% on sales of goods. VAT from sales can be offset by VAT paid on the purchase of raw material included in the cost of sales.

Employee Benefits

i)
Salaries, wages, annual bonuses, paid annual leave and staff welfare are accrued in the year in which the associated services are rendered by employees of the Company. Where payment or settlement is deferred and the effect would be material, these amounts are stated at their present values.

ii)
Contributions to appropriate local defined contribution retirement schemes pursuant to the relevant labor rules and regulations in the PRC are charged to the cost of sales and general and administrative expenses in the statement of operation as and when the related employee service is provided. The Company incurred $140,978 and $79,133 for the six months ended June 30, 2011 and 2010, respectively, and $74,335 and $41,858 for the three months ended June 30, 2011 and 2010, respectively.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

Foreign Currency Transaction

The Company uses USD for financial reporting purposes. The subsidiaries within the Company maintain their books and records in their respective functional currency - RMB and Hong Kong dollars (“HKD”), being the lawful currency in the PRC and Hong Kong respectively. Assets and liabilities of the Company are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from translation of these financial statements are reflected as other comprehensive income in the statements of operations and accumulated other comprehensive income in the statements of changes in shareholders' equity.

The translation rates are as follows:

	June 30,	December 31,
	2011	2010

Period/year end RMB:USD exchange rate	$6.4635	$6.6000
Period/year end HKD:RMB exchange rate	$8.3066	$8.4822

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Average RMB:USD exchange rate	$6.5739	$6.8262	$6.5258	$6.8189
Average HKD:RMB exchange rate	$8.4484	$8.3867	$8.3869	$8.7653

Contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and claims arising out of the businesses that relate to a wide range of matters, including among others, product liability. The Company records accruals for such contingency based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. As management has not become aware of any product liability claim, no contingent liability has been recorded as of June 30, 2011 and as of December 31, 2010.

Concentrations of Credit Risk

The Company sells its products primarily to domestic and overseas customers. Credit is extended based on an evaluation of the customer's financial condition. At June 30, 2011 and December 31, 2010, the Company has no significant concentration of credit risk as most of our customers are long term customers with good payment records and the Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible.

Our ability to manage our operating costs depends significantly on our ability to secure affordable and reliable supplies of raw materials.  The Company has several suppliers for each of our principal materials. As the current suppliers could be easily replaced, the Company believes that a change in suppliers would not disrupt normal operations. For the three and six months ended June 30, 2011 and 2010, no supplier accounted for 10% or more of purchases of the Company.

The Company maintains its cash with high-quality institutions. Deposits held with banks in PRC may not be insured or exceed the amount of insurance provided on such deposits.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

Economic and Political Risk

The major operations of the Company are conducted in the PRC. Accordingly, the political, economic, and legal environments in the PRC, as well as the general state of the PRC's economy may influence the business, financial condition, and results of operations of the Company.

Among other risks, the Company’s operations are subject to the risks of restrictions on: the transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the result of its operation.

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement.” This update establishes common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income.” This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements.  ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this guidance will not have a material impact on the Company’s financial position or results of operations.

NOTE 3 - Accounts Receivable

Accounts receivable consist of the following as of:

	June 30, 2011	December 31, 2010
	(Unaudited)

Accounts receivable, trade	$14,980,117	$11,825,238
Less: allowance for doubtful debts	-	-

	$14,980,117	$11,825,238

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is required as of June 30, 2011 and December 31, 2010.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

NOTE 4 – Inventories

Inventories are stated at the lower of cost (determined using the weighted average cost) or market value and are composed of the following at:

	June 30, 2011	December 31, 2010
	(Unaudited)

Raw materials	$1,764,891	$822,027
Work-in-progress	2,588,445	2,560,813
Finished goods	4,206,551	2,197,335

	$8,559,887	$5,580,175

NOTE 5 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

Nature	June 30, 2011	December 31, 2010
	(Unaudited)

Trade deposits to suppliers	$5,494,468	$3,878,788
Prepaid staff welfare	-	215,553
Other short term advances to third parties	1,341,156	1,436,662
Sundry and utility deposits	3,210	222,966

	$6,838,834	$5,753,969

The other short term advances to third parties are interest free and unsecured. In the opinion of the directors, the amounts are receivable within the twelve months of the balance sheet date and repayable on demand.

NOTE 6 - Due from Related Companies and Related Party Transactions

Name	Nature	June 30, 2011	December 31, 2010
		(Unaudited)

Shenzhen Tofa Complex Metal Material Co., Ltd.	Account receivable	$796,274	$775,456

The above company is controlled by Chuan Tao ZHENG, the director of the Company.

The amounts due are interest free and unsecured. The amounts are due repayable on demand.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

During the three and six months ended June 30, 2011 and June 30, 2010, the Company sold goods to, and purchased raw material from, related parties as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Sales of finished goods:
Shenzhen Tofa Complex Metal Material Co., Ltd.	-	$1,129,424	-	$1,598,980

Purchase of raw materials:
Shenzhen Tofa Complex Metal Material Co., Ltd.	528,410	-	$1,192,246	-

NOTE 7 - Property, Plant and Equipment, Net

Property, plant and equipment, net, consist of the following at:

	June 30, 2011	December 31, 2010
	(Unaudited)

Land and buildings	$938,252	$918,846
Plant equipment	3,780,371	3,693,032
Office equipment	169,827	163,150
Motor vehicles	494,745	484,513

	$5,383,195	$5,259,541

Less: Accumulated depreciation	2,366,308	2,135,683

Net	$3,016,887	$3,123,858

Depreciation expense for the six months ended June 30, 2011 and 2010 amounted to $184,109 and $91,076, respectively and for the three months ended June 30, 2011 and 2010 amounted to $98,479 and $42,986, respectively.

The land and buildings, plant and office equipment are pledged as collateral to Shanghai Pudong Development Bank for the bank loans granted to the Company.

NOTE 8 - Construction in Progress

A summary of construction in progress is as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)

Balance beginning	$1,368,351	$151,060
Additions	-	1,191,593
Effect of foreign exchange rate changes	28,898	25,698

Balance ending	$1,397,249	$1,368,351

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

The additional capital commitment for construction in progress contracted for but not provided in the consolidated financial statements as of June 30, 2011 was $1,701,864.  The construction is estimated to be completed in the fourth quarter of 2011.

NOTE 9 - Land Use Right

Land use right represents prepaid lease payments to the local government in the PRC for the use of land where the Company’s production facilities are located. Land use rights have a 50-year life from January 1, 2007 to December 31, 2056.

The land use right is pledged as collateral to Shanghai Pudong Development Bank for the bank loans granted to the Company.

Amortization expenses were $3,161 and $3,034 for the six months ended June 30, 2011 and 2010, respectively, and for the three months ended June 30, 2011 and 2010 amounted to $1,591 and $1,522, respectively.

As of June 30, 2011, the expected amortization expense of the land use right for each of the next five years and thereafter was as follows:

Year ending December 31,

2011	$3,161
2012	6,322
2013	6,322
2014	6,322
2015	6,322
Thereafter	262,308

$290,757

NOTE 10 - Intangible Asset

Intangible asset represents the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Production technology
Cost	$4,687,863	$4,590,909
Less: Accumulated amortization	(587,530)	(342,487)

Net	$4,100,333	$4,248,422

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

Amortization expenses were $116,743 and $235,325 for the three and six months ended June 30, 2011, respectively. No amortization expenses were incurred for the six or three months ended June 30, 2010. As of June 30, 2011, the expected amortization expense of the intangible asset for each of the next five years and thereafter was as follows:

Year ending December 31,

2011	$235,325
2012	470,650
2013	470,650
2014	470,650
2015	470,650
Thereafter	1,982,408

$4,100,333

Intangible asset is stated at cost less accumulated amortization. Amortization is calculated using the straight-line method to write-off the cost of the intangible asset over its estimated economic life of ten years.

The Company has reviewed the recoverable amount of the production technology based on value-in-use calculations by discounting future cash flows and no impairment was required as of June 30, 2011 and December 31, 2010, respectively.

NOTE 11 - Bank Loans

Bank loans consist of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)

Short-term bank loans	$8,359,332	$7,945,543

The bank loans as outlined in the following table are secured by the land and buildings, other plant and equipment and directors’ personal guarantee. The loans bear interest ranging from 6.37% to 8.59% per annum.  The proceeds of the loans were used to finance the acquisition of property, plant and equipment and working capital of the Company.

The details of the short term bank loans outstanding as of June 30, 2011 are as follows:

	Outstanding	Annualized	Nature of
Name of bank	loan amount	interest rate	loans	Term of loans	Collateral

China Citic Bank	US$1,547,150	6.37%	Term loan	From April 1, 2011	Directors' personal
	(RMB10,000,000)			to March 30, 2012	guarantee

Shanghai Pudong	US$3,080,993	Benchmark interest of	Revolving	Applicable from August 12,	Land use right,
Development Bank	(RMB19,914,000)	the People's Bank of China	loan	2010 to August 9, 2012	other plant and
equipment

Shenzhen Development	US$2,320,724	Benchmark interest of	Revolving	Applicable from April 29,	Directors' personal
Bank	(RMB15,000,000)	the People's Bank of	loan	2011 to April 28, 2012	guarantee
China plus 10%

Shenzhen Development	US$1,410,465	Benchmark interest of	Export	Applicable from February 16,	Directors' personal
Bank	(RMB9,116,543)	the People's Bank of	loans	2011 to January 26, 2012	guarantee
China plus 10%

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

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

Interest expenses for the six months ended June 30, 2011 and 2010 amounted to $367,139 and $192,150, respectively, and for the three months ended June 30, 2011 and 2010 amounted to $167,972 and $44,124, respectively.

NOTE 12 - Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)

Accrued expenses	$858,577	495,345
Other payables	499,816	150,573
	$1,358,393	$645,918

Other payables consist of amounts owed by the Company to various unrelated entities that are incurred in the normal course of business operations. These liabilities do not carry any interest rate and will be repayable on demand.

NOTE 13 – Other Income

Other income consists of the following:

	For the three months ended June 30,		For the six months ended June 30
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Interest income	$19,446	$19,374	$20,058	$22,614
Sales of raw materials	-	-	-	335,102
Foreign exchange gain	282,270	-	282,270	-
Subsidy income	156,842	-	156,835	-
	$458,558	$19,374	$459,163	$357,716

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

NOTE 14 - Ordinary Shares

As detailed in Note 1, in March 2011, in connection with the consummation of the transactions contemplated by the Share Exchange Agreement, the Company issued an aggregate of 32,839,910 ordinary shares to the Victor Score’s Shareholders in connection with the reverse merger.

The Company effected a 1 for 2 reverse stock consolidation, effective May 15, 2011. After the reverse stock consolidation, there were 17,322,805 ordinary shares outstanding. On May 15, 2011, 104,571.95 preference shares were converted into 10,457,195 ordinary shares. As a result, a total of 27,780,000 ordinary shares were outstanding as of May 15, 2011.

NOTE 15 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

As detailed in Note 1, in March 2011, in connection with the consummation of the transactions contemplated by the Share Exchange Agreement, the Company issued 104,571.95 preference shares to one of the Victor Score Shareholders. Each share of these preference shares have 100 ordinary shares voting right and is convertible 100 ordinary shares.  On May 15, 2011, immediately following the approval of a one-for-two share consolidation, the preference shares were converted into 10,457,195 ordinary shares of the Company and the number of preference shares issued and outstanding on May 15, 2011 was 0.

Note 16 – Statutory Reserves

The Company’s VIEs incorporated in the PRC are required on an annual basis to make appropriations to the statutory reserve based on after-tax net earnings at certain percentage of after-tax profit determined in accordance with PRC accounting standards and regulations (“PRC GAAP”). VIEs must make appropriations to statutory reserve in accordance with the Law of the PRC.

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

The Company’s VIEs will make contribution to the statutory reserve at each year end.

NOTE 17 – Business Segments

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

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

The following tables set forth the Company’s two main segments:

	Bimetallic Composite Wire Products	Wiring Equipment	Corporate and Other	Consolidated Totals
Three months Ended June 30, 2011

Product sales
Sales to third parties	$13,513,896	$1,325,759	$-	$14,839,655
Sales to related parties	-	-	-	-
Licensing technology	-	-	-	-

	13,513,896	1,325,759	-	14,839,655
Costs of sales
Sales to third parties	(9,673,809)	(596,123)	-	(10,269,932)
Sales to related parties	-	-	-	-
Licensing technology	-	-	-	-

	9,673,809	596,123	-	10,269,932

Gross profit	3,840,087	729,636	-	4,569,723

Selling and distribution expenses	(116,562)	(41,730)	-	(158,292)

Administrative and other expenses	(314,118)	(134,366)	(400)	(448,884)

Operating income	3,409,407	553,540	(400)	3,962,547

Other income	382,680	75,878	-	458,558

Interest expenses	(167,579)	(658)	265	(167,972)

Income before income taxes	3,624,508	628,760	(135)	4,253,133

Income tax expenses	(545,033)	(77,999)	-	(623,032)

Net income	$3,079,475	$550,761	$(135)	$3,630,101

Total assets	$37,161,020	$8,039,891	$613,317	$45,814,228

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Bimetallic Composite Wire Products	Wiring Equipment	Corporate and Other	Consolidated Totals
Three months Ended June 30, 2010

Product sales
Sales to third parties	$5,053,831	$1,575,036	$-	$6,628,867
Sales to related parties	1,129,424	-	-	1,129,424
Licensing technology	-	1,489,492	-	1,489,492

	6,183,255	3,064,528	-	9,247,783
Costs of sales
Sales to third parties	(3,892,414)	(823,221)	-	(4,715,635)
Sales to related parties	(101,611)	-	-	(101,611)
Licensing technology	-	(29,111)	-	(29,111)

	3,994,025	852,332	-	4,846,357

Gross profit	2,189,230	2,212,196	-	4,401,426

Selling and distribution expenses	(100,398)	(49,819)	-	(150,217)

Administrative and other expenses	(581,212)	(67,920)	-	(649,132)

Operating income	1,507,620	2,094,457	-	3,602,077

Other income	3,373	14,921	1,080	19,374

Interest expenses	(44,263)	138	-	(44,125)

Income before income taxes	1,466,730	2,109,516	1,080	3,577,326

Income tax expenses	(206,886)	(180,629)	-	(387,515)

Net income	$1,259,844	$1,928,887	$1,080	$3,189,811

Total assets	$23,486,735	$5,003,299	$1,426	$28,491,460

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Bimetallic Composite Wire Products	Wiring Equipment	Corporate and Other	Consolidated Totals
Six months Ended June 30, 2011

Product sales
Sales to third parties	$24,503,973	$2,323,788	$-	$26,827,761
Sales to related parties	-	-	-	-
Licensing technology		765,486		765,486

	24,503,973	3,089,274	-	27,593,247
Costs of sales
Sales to third parties	(17,228,682)	(991,093)	-	(18,219,775)
Sales to related parties	-	-	-	-
Licensing technology	-	(53,066)	-	(53,066)

	(17,228,682)	(1,044,159)	-	(18,272,841)

Gross profit	7,275,291	2,045,115	-	9,320,406

Selling and distribution expenses	(209,119)	(47,621)	-	(256,740)

Administrative and other expenses	(586,907)	(290,637)	(75,651)	(953,195)

Operating income	6,479,265	1,706,857	(75,651)	8,110,471

Other income	383,267	75,896		459,163

Interest expenses	(366,481)	(658)	-	(367,139)

Income before income taxes	6,496,051	1,782,095	(75,651)	8,202,495

Income tax expenses	(976,229)	(136,030)	-	(1,112,259)

Net income	$5,519,822	$1,646,065	$(75,651)	$7,090,236

Total assets	$37,161,020	$8,039,891	$613,317	$45,814,228

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Bimetallic Composite Wire Products	Wiring Equipment	Corporate and Other	Consolidated Totals
Six months Ended June 30, 2010

Product sales
Sales to third parties	$12,220,784	$1,575,036	$-	$13,795,820
Sales to related parties	1,598,980	-	-	1,598,980
Licensing technology	-	1,489,492	-	1,489,492

	13,819,764	3,064,528	-	16,884,292
Costs of sales
Sales to third parties	(8,494,231)	(810,595)	-	(9,304,826)
Sales to related parties	(624,492)	(-)	-	(624,492)
Licensing technology	-	(41,737)	-	(41,737)

	(9,118,723)	(852,332)	-	(9,971,055)

Gross profit	4,701,041	2,212,196	-	6,913,237

Selling and distribution expenses	(172,240)	(55,615)	-	(227,855)

Administrative and other expenses	(763,715)	(116,754)	(434)	(880,903)

Operating income	3,765,086	2,039,827	(434)	5,804,479

Other income	6,129	14,952	336,635	357,716

Interest expenses	(192,150)	-	-	(192,150)

Income before income taxes	3,579,965	2,054,779	336,201	5,970,045

Income tax expenses	(537,702)	(211,493)	-	(749,195)

Net income	$3,041,363	$1,843,286	$336,201	$5,220,850

Total assets	$23,486,735	$5,003,299	$1,426	$28,491,460

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

B) Business segment reporting – by geography

As its secondary segments, the Company reports two geographical areas, which are the main market areas: PRC and foreign market. There is no any single foreign country market accounting for more than 10% of total revenues for the three or six months ended June 30, 2011 and 2010, respectively.

The following tables set forth revenues from customers of products sold by geographic segment:

Geographical information:	Three months Ended June 30,		Six months Ended June 30,
	2011	2010	2011	2010

PRC	$12,775,621	$8,331,659	$23,220,813	$14,135,406
Others	2,064,034	916,124	4,372,434	2,748,886

	$14,839,655	$9,247,783	$27,593,247	$16,884,292

NOTE 18 - Income Tax Expense

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

The Company’s VIEs TOFA and Tongda, both domiciled in China, are subject to PRC enterprise income tax of 15% respectively for the six months ended June 30, 2011.  As for the comparative periods ended June 30, 2010, TOFA and Tongda were subject to PRC enterprise income tax of 15% and 25%, respectively.

The Company’s income tax represents the income tax expenses from VIEs. The Company’s other entities sustained losses and accordingly no income tax was provided.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Current tax:
PRC income tax	$623,032	$387,515	$1,112,259	$749,195

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

The income tax expenses for the three and six months ended June 30, 2011 and 2010 can be reconciled to the income before income taxes in the statement of operations and other comprehensive income as follows:

	For the		For the
	Three months Ended June 30,		Six months Ended June 30,
	2011	2010	2011	2010

Income before income taxes	$4,253,133	$3,577,326	$8,202,495	$5,970,045

Notional tax on income before PRC income taxes at 25%	$1,063,283	$894,331	$2,050,624	$1,492,511
Tax effect on income not subject to taxation	(333,923)	(417,383)	(735,198)	(594,065)
Tax concession	(106,328)	(89,433)	(203,167)	(149,251)

Income tax expenses	$623,032	$387,515	$1,112,259	$749,195

In December 2008 and November 2010, TOFA and Tongda respectively were registered as the State Encouraged High and New Technology Enterprises. According to the PRC Law on Enterprise Income Tax promulgated on March 16, 2007, TOFA and Tongda are entitled to a concessionary rate of income tax at 15%. Accordingly, TOFA is subject to an income tax rate of 15% in both 2011 and 2010, while Tongda has been subject to an income tax rate of 15% since January 1, 2011.

The Company’s annual effective income tax rate is 15% (estimated) and 14.2% for 2011 and 2010, respectively.

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

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

NOTE 20 – Condensed Parent Company Financial Information of TODA International Holding Inc.

Below are the supplemental condensed parent company financial statements:

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets

Current assets
Cash	$59,787	$1,218
Prepaid expenses and other current assets	553,530	-
Investment in subsidiaries	30,939,939	23,061,322

Total assets	$31,553,256	$23,062,540

Liabilities and shareholders' equity

Current liabilities
Payable to affiliate	$-	$13,808
Accounts payable	-	2,742
Accrued expenses and other payables	830,985	-

Total liabilities	830,985	16,550

Total shareholders' equity	30,722,271	23,045,990

Total liabilities and shareholders' equity	$31,553,256	$23,062,540

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

Condensed income statement(unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

General and administrative expenses of parent company	$(400)	$-	$(75,651)	$(434)

Equity income of subsidiaries	3,630,502	3,189,811	7,165,887	5,221,284

Net income	$3,630,102	$3,189,811	$7,090,236	$5,220,850

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth under the sections entitled “Risk Factors” located in our Current Report on Form 8-K, originally filed with the SEC on March 31, 2011, as amended by subsequent filings with the SEC on May 31, 2011 and July 22, 2011. We may use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

In this Quarterly Report on Form 10-Q, we will refer to TODA International Holdings, Inc., a Cayman Islands exempted company, as "TODA," "Company," "we," "us," and "our."

COMPANY OVERVIEW

TODA, formerly Summit Growth Corporation, was formed in the Cayman Islands as an exempted company on September 27, 2006. On March 15, 2011, the Company entered into and closed the Share Exchange Agreement with Victor Score Limited (“Victor Score”), a privately held company formed under the laws of the British Virgin Islands. Pursuant to the Share Exchange Agreement, the Company acquired all of the issued and outstanding capital stock of Victor Score in exchange for 32,839,910 ordinary shares and 104,571.95 preference shares of the Company. Prior to our acquisition of Victor Score, we were in the development stage and had not yet commenced business operations. We had no interest in any property.

Victor Score was incorporated on May 13, 2010 as a British Virgin Islands business company. Victor Score is the parent company of Apex Wealth Holdings Limited, a Hong Kong limited liability company incorporated on February 12, 2010 (“Apex Wealth”). Apex Wealth is the parent of Dalian Xinding New Materials Technology Consultancy Co., Ltd., a wholly-owned foreign enterprise incorporated in China (“Dalian Xinding”) on August 18, 2010. None of Victor Score, Apex Wealth or Dalian Xinding conducts any independent business operations. Dalian Xinding entered into a series of contractual arrangements with each of Dalian TOFA New Materials Development Co., Ltd. (“TOFA”) and Dalian Tongda Equipment Technology Development Co, Ltd. (“Tongda”) on October 12, 2010, pursuant to which Dalian Xinding effectively controls the business operations, as well as the equity, voting, management and assets, of TOFA and Tongda. TOFA and Tongda are otherwise commonly referred to as variable interest entities (“VIEs”).

Each of TOFA and Tongda is a private limited company incorporated and headquartered in Dalian, Liaoning Province, China. Mr. Chuan-Tao Zheng, our Chairman, is the majority owner of TOFA, holding 75.7% of the equity interest in TOFA. Mr. Yu Kai Wang, our Chief Technology Officer and a director, is the majority owner of Tongda, holding 51.0% of the equity interest in Tongda.

Dalian Xinding has control of TOFA and Tongda through a series of agreements with TOFA and Tongda and their respective shareholders (collectively, the “VIE Agreements”).  The VIE Agreements include a Loan Agreement, Equity Interest Pledge Agreement, Equity Interest Purchase Agreement, Business Operation Agreement and Lease Agreement.

Pursuant to the terms of the Loan Agreement, Equity Interest Pledge Agreement and Equity Interest Purchase Agreement, Dalian Xinding effectively gained equity control of TOFA and Tongda.

•	Under the Loan Agreement, each of the TOFA and Tongda shareholders received a loan from Dalian Xinding to pay off the debts arising from their capital contributions to TOFA and Tongda.

For TOFA shareholders, Pi Jia Liu, Zong Li Li and Chuan Tao Zheng, the aggregate amount of the loans is approximately $2.25 million (based on conversion rate of 1 RMB = $0.149849 on October 12, 2010).  The individual loan amounts for Messrs. Liu, Li and Zheng are approximately $0.19 million, $0.35 million and $1.70 million, respectively.

For Tongda shareholders, Li Zhi Fei, Di Wang and Yu Kai Wang, the aggregate amount of the loans is approximately $1.05 million (based on conversion rate of 1 RMB = $0.149849 on October 12, 2010).  The individual loan amounts for Messrs. Fei, D Wang and YK Wang are approximately $0.08 million, $0.43 million and $0.53 million, respectively.

Each of the loans contains the following additional material terms:
•	Interest free
•	10 year term
•	Repayment limited to transfer of all equity held in TOFA or Tongda, as applicable, to Dalian Xinding

•
Under the Equity Interest Pledge Agreement, each of the TOFA and Tongda shareholders pledged 100% of their equity interest in TOFA and Tongda to Dalian Xinding as collateral for their obligation under the Loan Agreement, Equity Interest Purchase Agreement and Business Operation Agreement. Messrs. Liu, Li and Zheng currently hold 8.6%, 15.7% and 75.7%, respectively, of the equity interest in TOFA.  Messrs. Fei, D Wang and YK Wang currently hold 7.8%, 41.2% and 51.0%, respectively, of the equity interest in Tongda.

As pledgee, Dalian Xinding has the right to sell the pledged equity pursuant to the law or through any other approach. If Dalian Xinding decides to enforce the pledge agreement, the pledgor shareholder must ensure that all of his rights as a shareholder are transferred to Dalian Xinding.

•
Under the Equity Interest Purchase Agreement, Dalian Xinding has the right to purchase all or part of the TOFA and Tongda equity interest held by the shareholders at any time for a purchase price equal to the shareholder’s original investment price for the equity interest. For each of Messrs. Liu, Li and Zheng, the original investment price was approximately $22,477 for each percentage of equity interest held by him.  For each of Messrs. Fei, D Wang and YK Wang, the original investment price was approximately $10,489 for each percentage of equity interest held by him.  The total purchase price for the equity interests held by each of the TOFA and Tongda shareholders equals the amount of the Loan Agreements that they entered into with Dalian Xinding.

Pursuant to the terms of the Business Operation Agreement, Dalian Xinding effectively gained management control of TOFA and Tongda.

•
Without written consent of Dalian Xinding, neither TOFA nor Tongda can enter into or consummate a transaction that might significantly affect the assets, obligations, rights and operations of TOFA or Tongda.

•
Dalian Xinding is entitled to provide advice and guidance regarding hiring and firing employees, daily operations and financial management of TOFA and Tongda, and the management of TOFA and Tongda have agreed to accept such advice and guidance.

•	Dalian Xinding is entitled to recommend all candidates for directors and executive officers of TOFA and Tongda and TOFA and Tongda have agreed to appoint the candidates recommended by Dalian Xinding.

•
TOFA and Tongda have issued a letter of authorization that authorizes designated officers of Dalian Xinding to act as their proxies and exercise all rights of shareholders at any shareholders meetings of TOFA or Tongda pursuant to PRC law and the bylaws of TOFA and Tongda.

Pursuant to the terms of the Lease Agreement, TOFA and Tongda have leased all of the property, plant and equipment of TOFA and Tongda to Dalian Xinding and Dalian Xinding possesses the right to use all of such property, plant and equipment during the lease term.

The share exchange was accounted for as a "reverse acquisition," since the Victor Score shareholders owned a majority of the outstanding shares of the Company's capital stock immediately following the transaction. Victor Score is deemed to be the acquiror in the reverse acquisition. As the Company, the legal acquiror, is a non-operating shell, this "reverse acquisition" is considered to be a capital transaction in substance rather than a business combination. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the share exchange will be those of Victor Score and will be recorded at the historical cost basis of Victor Score, and the consolidated financial statements after completion of the share exchange will include the assets and liabilities of the Company and Victor Score, historical operations of Victor Score and operations of the Company from the closing date of the share exchange. Except as otherwise described, no arrangements or understandings exist among present or former controlling shareholders with respect to the election of members of the Company's board of directors and, to our knowledge, no other arrangements exist that might result in a change of control of the Company. Further, as a result of the issuance of the shares of the Company’s capital stock pursuant to the share exchange, a change in control of the Company occurred on the date of the consummation of the transaction. The Company continues to be a "smaller reporting company" following the share exchange.

As a result of the consummation of the share exchange, we are a holding company of Dalian Xinding and, through our control of TOFA and Tongda, are primarily engaged in the research and development, production and distribution of composite bimetallic materials, primarily copper-clad aluminum, or CCA, and its manufacturing equipment. We are also involved in the research and development of additional related production technologies and we provide consultancy services on such technologies to a number of entities, within and without China.

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

In accordance with Accounting Standards Codification (“ASC”) 810-10-15-14, TOFA and Tongda are deemed variable interest entities for two reasons.  First, the equity shareholders of TOFA and Tongda do not significantly enjoy the benefits of income or suffer the consequences of losses.  Second, the equity shareholders of TOFA and Tongda do not possess the direct or indirect ability through voting or similar rights to make decisions regarding their activities that have a significant effect on the success of the two companies.

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

The Company's Consolidated VIEs—Balance Sheet Classification

The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations:

	June 30, 2011	December 31,2010
	(Unaudited)
Assets

Current assets:
Cash	$5,775,102	$3,650,370
Accounts receivable	14,980,117	11,825,238
Inventories	8,559,834	5,580,175
Prepaid expenses and other current assets	6,285,834	5,521,916
Due from a related company	796,274	787,876
Fixed assets and intangible assets, net	45,814,228	9,028,504

Total assets of consolidated VIEs	$45,200,911	$36,394,079

The following table presents the carrying amounts and classification of the third-party liabilities of the consolidated VIEs:

	June 30,2011	December 31,2010
	(Unaudited)
Current liabilities:
Bank loans	$8,359,332	$7,945,543
Accounts payable	4,419,599	3,706,251
Other liabilities	1,482,041	1,533,241

Total liabilities of consolidated VIEs	$14,260,972	13,185,035

The consolidated VIEs included in the table above represent the two separate entities with which the Company is involved. The creditors of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to the Company. In addition, the assets are generally restricted only to pay such liabilities. Thus, the Company's maximum legal exposure to loss related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets due to outstanding third-party financing. Intercompany liabilities are excluded from the table.

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

At June 30, 2011, there were no potentially dilutive ordinary shares outstanding.

On March 1, 2008, the Company amended the authorized ordinary share capital of the Company from 50,000,000 ordinary shares of $0.0001 par value each to 39,062,500 ordinary shares of $0.000128 par value each. This resulted in every shareholder as of March 1, 2008 receiving 0.78125 ordinary shares for every ordinary share previously held. This was treated as a stock consolidation for US GAAP purposes, and all share and per share data is presented as if the consolidation took place as of the date of inception, September 27, 2006. On March 1, 2008, the Company also amended the authorized preference share capital of the Company from 1,000,000 preference shares of $0.0001 par value each to 781,250 preference shares of $0.000128 par value.

On May 15, 2011, by a shareholders’ resolution, the Company effected a one-for-two (1-for-2) stock consolidation of its issued and outstanding ordinary shares and increased the amount of the authorized ordinary shares from 39,062,500 shares to 100,000,000 shares.

Revenue Recognition

The Company generates revenue primarily from manufacturing and trading of copper coated aluminum wire, equipment and its related products and leasing of copper coated aluminum wire technology.

Licensing technology represents the revenue from leasing of several exclusive production technologies, which are internally developed by research and development department of the Tongda, to an independent third party. The production technology related to the technical know-how in the production process and has not been registered as patent according to the relevant laws and regulations in the People’s Republic of China.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company generally extend unsecured credit up to six months to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements' assessment of known requirements, aging of receivables, payment history, the customer's current credit worthiness, and the economic environment. When a specific accounts receivable balance is deemed uncollectible, a charge is taken to statement of operation and comprehensive income. Recoveries of balances previously written off are reflected as income in the statement of operations and comprehensive income.

Inventories

Inventories consisting of raw material, work-in-progress and finished goods of copper coated aluminum wire and related products which are stated at the lower of cost or net realizable value. Finished goods comprised of direct materials, direct labor and a portion of overheads. Inventory costs are calculated using a weighted average method of accounting.

Allowances for obsolete, slow-moving and damaged inventory are deducted from the related inventory balances. No provision was made as of June 30, 2011 and December 31, 2010.

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
Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development. The Company incurred $138,159 and $121,108 for the six months ended June 30, 2011 and 2010, respectively, and $64,335 and $71,858 for the three months ended June 30, 2011 and 2010, respectively.

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

Foreign Currency Transaction

The Company uses USD for financial reporting purposes. The subsidiaries within the Company maintain their books and records in their respective functional currency - RMB and HKD, being the lawful currency in the PRC and Hong Kong respectively. Assets and liabilities of the Company are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from translation of these financial statements are reflected as other comprehensive income in the statements of operations and accumulated other comprehensive income in the statements of changes in shareholders' equity.

The translation rates are as follows:

	June 30,	December 31,
	2011	2010

Period/year end RMB:USD exchange rate	$6.4635	$6.6000
Period/year end HKD:RMB exchange rate	$8.3066	$8.4822

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Average RMB:USD exchange rate	$6.5739	$6.8262	$6.5258	$6.8189
Average HKD:RMB exchange rate	$8.4484	$8.3867	$8.3869	$8.7635

Recently Adopted Accounting Pronouncements

The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the result of its operation.

In May 2011, the FASB issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement.” This update establishes common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income.” This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements.  ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

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

Significant Factors Affecting Our Results of Operation

The most significant factors that may influence our operating results, both positively and negatively, include:

•	economic conditions in the PRC;

•	the market prices for copper and aluminum;

•	production capacity and utilization;

•	supply and costs of principal raw materials; and

•	product mix and implications on gross margins.
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

Our ability to manage our operating costs depends significantly on our ability to secure affordable and reliable supplies of raw materials. We have several suppliers for each of our principal materials. For the three and six months ended June 30, 2011 and 2010, no supplier accounted for 10% or more of purchases of the Company.
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

Principal Components of Our Income Statement

Sales

Our sales are derived from sales of our products net of value-added taxes.  The most significant factors that affect our sales are shipment volume and average selling prices.  Our collection practices vary from customer to customer, they consist of (i) cash payment on delivery for small orders and new customer and (ii) credit for 30 days to 90 days to our established regular customers who have long term cooperative relationship.

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

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

The following table presents the unaudited consolidated results of operations of the Company for the three months ended June 30, 2011 as compared to the results of operations for the three months ended June 30, 2010.

	For the Three Months Ended June 30,
	2011	2010

Revenue	$14,839,655	$9,247,783
Cost of Sales	(10,269,932)	(4,846,358)
Gross Profit	4,569,723	4,401,425
Selling and Distribution Expenses	(158,292)	(150,217)
Administrative and Other Expenses	(448,884)	(649,132)

Operating Income	3,962,547	3,602,076
Other income	458,558	19,374
Interest expense	(167,972)	(44,124)
Income tax expenses	(623,032)	(387,515)

Net Income	3,630,101	3,189,811
Other comprehensive income	378,355	616,433

Total comprehensive income	$4,008,456	$3,806,244

Revenue

Our business continued to grow in the second quarter of 2011. We recorded revenue of $14.8 million for the three months ended June 30, 2011, representing an increase of $5.6 million, or 61%, as compared to $9.2 million for the corresponding period of 2010. The increase was primarily due to (i) the introduction of new products, namely CCA electric wires and power cables, (ii) an increase in the price of copper during the second quarter of 2011 relative to the corresponding period in 2010 and (iii) an increase in our total output.  86.1% of our revenue for the three month period ended June 30, 2011 came from sales in the domestic market, and 13.9% from sales to overseas customers, compared to 90.1% and 9.9%, respectively, for the corresponding period in 2010.

The following tables break down our product sales by specific business segment and product category for each period.

Bimetallic composite wire products segment

	Three Months Ended June 30,
	2011			2010
	Sales	Volume*	Average Price	Sales	Volume*	Average Price
CCA(S) wire products	$10,013,569	1,776	$5,638	$6,183,255	1,217	$5,081
CCA power cables	$3,500,327	250	$14,001
Segment Total:	$13,513,896	2,026		$6,183,255	1,217

Wiring equipment segment
Licensing technology	-			1,489,492
Intelligent composite bimetallic material production line	$1,325,759	N/A	N/A	$1,575,036	N/A	N/A
Segment Total:	$1,325,759	N/A	N/A	$3,064,528	N/A	N/A
TOTAL:	14,839,655			9,247,783
* metric tons

Cost of Sales and Gross Profit

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total revenue for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011		2010		Percentage
	US$	% of Sales	US$	% of Sales	Change Year to Year
Revenue	$14,839,655	100%	$9,247,783	100%	60%

Cost of sales
- Product sales to third parties	$(10,269,932)	-69%	$(4,715,635)	-51%	118%
- Product sales to related parties	$-		$(101,612)	-2%	-100%
- Licensing technology	$-		$(29,111)	0.3%	-100%

Gross profit	$4,569,723	31%	$4,401,425	48%	4%

Total cost of sales was $10 million for the three months ended June 30, 2011, compared to $4.8 million for the corresponding period of 2010. As a percentage of total sales, our cost of sales increased to 69% of revenue for the three months ended June 30, 2011, compared to 53% of revenue in the same period last year. The reasons for cost increase are: (i) the introduction of new product, namely CCA electric wires and power cables; (ii) the increased material costs caused by the price increases of copper and aluminum. Our gross margin for the second quarter of 2011 fell to 31% from 48% for the second quarter of 2010.

The reduced gross profit margin was primarily due to: (i) during the three months ended June 30, 2011, the prices of copper and aluminum increased by 29% and 23%, respectively, comparing to the same period of last year. This led to the decrease in gross margin of CCA and copper clad steel (“CCS”) wire products. The prices for CCA and CCS wire products are generally calculated by adding mark-up to the basic costs of raw materials (copper, aluminum and steel) and other production costs, such as direct labor and other manufacturing overhead - as raw materials prices rise our mark-up per ton represents a lower percentage of our gross sales - and (ii) the decreases of licensing technology with higher gross margin lower down both  revenue and gross margin of Tongda’s new intelligent production lines.

Gross profit for the three months ended June 30, 2011 was $4.6 million, an increase of $0.2 million, or 4%, when compared to $4.4 million recorded for the three months ended June 30, 2010.

Selling and Distribution Expenses, Administrative and Other Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total revenue for selling and distribution expense, as well as administrative and other expenses for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011		2010		Percentage Change
	US$	% of Sales	US$	% of Sales	Year to Year
Gross profit	$4,569,723	31%	$4,401,425	48%	4%
Selling and Distribution Expenses	$(158,292)	-1%	$(150,217)	-1.6%	5%
Administrative and Other Expenses	$(448,884)	-3%	$(649,132)	-7%	-31%
Operating Income	$3,962,547	27%	$3,602,076	39%	10%

Selling and distribution expenses of $0.16 million was recorded for the second quarter of 2011, essentially unchanged when compared to selling and distribution expenses of $0.15 million recorded for the same period of previous year.

Administrative and other expenses decreased by $0.2 million, or -31%, from $0.6 million for the three months ended June 30, 2010 to $0.4 million for the three months ended June 30, 2011. The decrease was primarily due to the following causes: (i) decrease in general office expense; and (ii) less input in research and development.

Other Income

Other income for the three months ended June 30, 2011 was $0.46 million, an increase of about $0.42 million, or 2100%, compared to $0.02 million for the three months ended June 30, 2010. Other income included bank interest income, allowance from government encouraging high-tech enterprises expansion and foreign exchange gain.

Net Income

Net income for the three months ended June 30, 2011 was $3.6 million, an increase of about $0.4 million, or 13%, compared to $3.2 million for the three months ended June 30, 2010. The increase was directly related to our sales revenue growth and decrease of administrative expenses.

Other comprehensive income

Other comprehensive income represents the foreign currency translation adjustment. During the three months ended June 30, 2011, the RMB rose slightly against the USD, and we recognized a foreign currency translation gain of $0.4 million.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

The following table presents the unaudited consolidated results of operations of the Company for the six months ended June 30, 2011 as compared to the results of operations for the six months ended June 30, 2010.

	For the Six Months Ended June 30,
	2011	2010

Revenue	$27,593,247	$16,884,292
Cost of Sales	(18,272,841)	(9,971,055)
Gross Profit	9,320,406	6,913,237
Selling and Distribution Expenses	(256,740)	(227,855)
Administrative and Other Expenses	(953,195)	(880,903)

Operating Income	8,110,471	5,804,479
Other income	459,163	357,716
Interest expense	(367,139)	(192,150)
Income tax expense	(1,112,259)	(749,195)

Net Income	7,090,236	5,220,850
Other comprehensive income	569,942	502,195

Total comprehensive income	$7,660,178	$5,723,045

Revenue

Our business expanded during the first six months of 2011. We recorded revenue of $27.6 million for the six months ended June 30, 2011, representing an increase of $10.7 million, or 63%, as compared to $16.9 million for the corresponding period of 2010. The increase was primarily due to (i) the introduction of new products, namely CCA electric wires and power cables; (ii) an increase in the price of copper during the first half of 2011 relative to the corresponding period in 2010 and (iii) an increase in our total output.  84.2% of our revenue for the six month period ended June 30, 2011 came from sales in the domestic market, and 15.8% from sales to overseas customers, compared to 83.7% and 16.3%, respectively, for the corresponding period in 2010.

The following tables break down our product sales by specific business segment and product category for each period.

Bimetallic composite wire products segment

	Six Months Ended June 30,
	2011			2010
	Sales	Volume*	Average Price	Sales	Volume*	Average Price
CCA(S) wire products	$17,955,271	3,174	$5,657	$13,819,764	2,653	$5,209
CCA power cables	$6,548,702	459	$14,267	-	-
Segment Total:	$24,503,973	3,633		$13,819,764	2,653

Wiring equipment segment
Licensing technology	765,486			1,489,492
Intelligent composite bimetallic material production line	$2,323,788	N/A	N/A	$1,575,036	N/A	N/A
Segment Total:	$3,089,274	N/A	N/A	$3,064,528	N/A	N/A
TOTAL:	27,593,247			16,884,292
* metric tons

Cost of Sales and Gross Profit

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total revenue for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011		2010		Percentage
	US$	% of Sales	US$	% of Sales	Change Year to Year
Revenue	$27,593,247	100%	$16,884,292	100%	63%

Cost of sales
- Product sales to third parties	$(18,219,775)	-66%	$(9,304,825)	-55%	96%
- Product sales to related parties	$-	%	$(624,493)	-4%	-100%
- Licensing technology	$(53,066)	0.2%	$(41,737)	0.2%	27%

Gross profit	$9,320,406	34%	$6,913,237	41%	35%

Total cost of sales was $27.6 million for the six months ended June 30, 2011, compared to $16.9 million for the corresponding period of 2010. As a percentage of total sales, our cost of sales increased to 66% of revenue for the six months ended June 30, 2011, compared to 59% of revenue in the same period last year. The reasons for cost increase are: (i) the introduction of new products, namely CCA electric wires and power cables; and (ii) the increased material costs caused by the price increases of copper and aluminum. Our gross margin for the first half of 2011 fell to 34% from 41% for the first half year of 2010.

The reduced gross profit margin was primarily due to: (i) during the six months ended June 30, 2011, the price of copper and aluminum increased by 30% and 19%, respectively, comparing to the same period of last year. This led to the decrease in gross margin of CCA and CCS wire products.  The prices for CCA and CCS wire products are generally calculated by adding mark-up to the basic costs of raw materials (copper, aluminum and steel) and other production costs, such as direct labor and other manufacturing overhead. As raw materials prices rise, our mark-up per ton represents a relatively lower percentage of our gross sales; and (ii)the decreases of licensing technology with higher gross margin lower down both revenue and gross margin of Tongda’s new intelligent production lines.

Gross profit for the six months ended June 30, 2011 was $9.3 million, an increase of $2.4 million, or 35%, as compared to $6.9 million recorded for the six months ended June 30, 2010.

Selling and Distribution Expenses, Administrative and Other Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total revenue for selling and distribution expense, as well as administrative and other expenses for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011		2010		Percentage Change
	US$	% of Sales	US$	% of Sales	Year to Year
Gross profit	$9,320,406	34%	$6,913,237	41%	35%
Selling and Distribution Expenses	$(256,740)	-1%	$(227,855)	-1%	13%
Administrative and Other Expenses	$(953,195)	-4%	$(880,903)	-5%	8%
Operating Income	$8,110,471	29%	$5,804,479	35%	88%

Selling and distribution expenses of $0.26 million was recorded for the first half of 2011, 13% up, as compared to selling and distribution expenses of $0.23 million recorded for the same period of previous year. They account for the 1% of total revenue sales.

Administrative and other expenses increased by $0.1 million, or 8%, from $0.9 million for the six months ended June 30, 2010 to $1 million for the six months ended June 30, 2011. The increase was primarily due to more amortization of intangible assets.

Other Income

Other income for the six months ended June 30, 2011 was $0.46 million, an increase of about $0.08 million, or 15%, compared to $0.38 million for the six months ended June 30, 2010. Other income included bank interest income, allowance from government encouraging high-tech enterprises expansion and foreign exchange gain.

Net Income

Net income for the six months ended June 30, 2011 was $7.1 million, an increase of about $1.9 million, or 36%, compared to $5.2 million for the six months ended June 30, 2010. The increase was directly related to our sales revenue growth.

Other comprehensive income

Other comprehensive income represents the foreign currency translation adjustment. During the six months ended June 30, 2011, the RMB rose slightly against the USD, and we recognized a foreign currency translation gain of $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had cash on hand of approximately $5.8 million, up $2.1 million from $3.7 million at December 31, 2010. Other current assets were $31.2 million, and current liabilities of $15.1 million. Working capital was $21.9 million and the ratio of current assets to current liabilities was 2.45 to 1 as of June 30, 2011.

The following is a summary of cash provided by or used in each of the indicated type of activities during the six months ended June 30, 2011 and 2010, respectively:

	As of June 30,
	2011	2010
Cash provided by (used in):
Operating Activities	$2,126,917	$1,425,096
Investing Activities	(12,448)	(4,175,952)
Financing Activities	(109,764)	4,984,629

Effect of foreign exchange rate changes	129,407	12,604

Cash, beginning of the period	$3,699,778	$774,403
Cash, end of the period	$5,833,890	$3,020,780

Net cash provided by operating activities was $2.1 million for the six months ended June 30, 2011, as compared to net cash provided by operating activities of $1.4 million for the same period of 2010. This was mainly due to the increase of $1.9 million net income for the six months of 2011.

Net cash used in investing activities was $12,448 for the six months ended June 30, 2011, as compared to net cash used in investing activities of $4.2 million for the same period of 2010.  The decrease was mainly due to more capital expenditures, such as purchase of equipment and intangible assets, for the six months of 2010.

Net cash used in financing activities was $0.1 million for the six months ended June 30, 2011, as compared to net cash provided by financing activities of $5 million for the same period of 2010. This was mainly due to advances from related companies and shareholders for the six months of 2010.

Bank loans consist of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)

Short-term bank loans	$8,359,332	$7,945,543

The proceeds of the loans were used to finance the acquisition of property, plant and equipment and for working capital of the Company.

The details of the short term bank loans outstanding as of June 30, 2011 are as follows:

	Outstanding	Annualized	Nature of
Name of bank	loan amount	interest rate	loans	Term of loans	Collateral

China Citic Bank	US$1,547,150	6.37%	Term loan	From April 1, 2011	Directors' personal
	(RMB10,000,000)			to March 30, 2012	guarantee

Shanghai Pudong	US$3,080,993	Benchmark interest of	Revolving	Applicable from August 12,	Land use right,
Development Bank	(RMB19,914,000)	the People's Bank of China	loan	2010 to August 9, 2012	other plant and
equipment

Shenzhen Development	US$2,320,724	Benchmark interest of	Revolving	Applicable from April 29,	Directors' personal
Bank	(RMB15,000,000)	the People's Bank of	loan	2011 to April 28, 2012	guarantee
China plus 10%

Shenzhen Development	US$1,410,465	Benchmark interest of	Export	Applicable from February 16,	Directors' personal
Bank	(RMB9,116,543)	the People's Bank of	loans	2011 to January 26, 2012	guarantee
China plus 10%

The details of the short term bank loans outstanding as of December 31, 2010 are as follows:

	Outstanding	Annualized	Nature of
Name of bank	loan amount	interest rate	loans	Term of loans	Collateral

China Citic Bank	US$1,515,152	6.37%	Term loan	From April 6, 2010	Directors' personal
	(RMB10,000,000)			to April 5, 2011	guarantee

Shanghai Pudong	US$3,212,727	Benchmark interest of	Revolving	Applicable from August 12,	Land use right,
Development Bank	(RMB21,204,000)	the People's Bank of China	loan	2010 to August 9, 2011	other plant and
equipment

Shenzhen Development	US$2,272,727	Benchmark interest of	Revolving	Applicable from November 9,	Directors' personal
Bank	(RMB15,000,000)	the People's Bank of	loan	2010 to May 23, 2011	guarantee
China plus 10%

Shenzhen Development	US$944,937	Benchmark interest of	Export	Applicable from December 18,	Directors' personal
Bank	(RMB6,236,586)	the People's Bank of	loans	2009 to December 18, 2010	guarantee
		China plus 10%		and renewed after the year end

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.          Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2011, our controls and procedures were not effective due to certain significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.          Legal Proceedings

There have been no material changes from the disclosure provided in (i) Part 1, Item 3 of our Annual Report on Form 10-K for the year ended June 30, 2010 and (ii) under the heading “Legal Proceedings” in Item 2.01 of the Current Report on Form 8-K, filed with the SEC on March 31, 2011, as amended and filed with the SEC on May 31, 2011 and July 22, 2011.

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

TODA International Holdings Inc.

August 22, 2011	By: /s/ Chuan-Tao Zheng
Name: Chuan-Tao Zheng
Title: President and Chief Executive Officer

TODA International Holdings Inc.

August 22, 2011	By: /s/ Anthony Zhang
Name: Anthony Zhang
Title: Chief Financial Officer