Form 10-Q/A
period 2011-03-31
TODA INTERNATIONAL HOLDINGS INC.
filed 2011-10-11
CIK 1381792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

The bank loans as outlined in the following table are secured by mortgages on the land and buildings, other plant and equipment and personal guarantees of some directors’ and third parties.  The proceeds of the loans were used to finance the acquisition of property, plant and equipment and working capital of the Company.

Name of bank		Outstanding loan amount	Current Annualized interest rate	Nature of loans	Term of loans	Collateral

China CITIC Bank, Dalian Branch (“China CITIC”)	◊	US$763,557 (RMB5,000,000)	China Central Bank benchmark annual rate of 6.06% plus 20% (equal to 7.27%)	Term loan	April 6, 2010 to April 5, 2011	Related party and third party guarantees

Shanghai Pudong Development Bank (“SPDB”)	◊	US$2,987,432 (RMB19,562,600)	China Central Bank benchmark half-year rate of 5.60% plus 10% (equal to 6.16%)	Revolving loan	August 12, 2010 to August 9, 2011	Related party and third party guarantees Mortgages on land use right, other plant and equipment

Shenzhen Development Bank (“SDB”)	◊	US$1,145,335.50 (RMB7,500,000)	China Central Bank benchmark annual rate of 6.06% plus 10% (equal to 6.66%)	Revolving loan	November 9, 2010 to May 23, 2011	Related party and third party guarantees

		US$1,145,335.50 (RMB7,500,000)	China Central Bank benchmark annual rate of 6.06% plus 10% (equal to 6.66%)	Revolving loan	November 10, 2010 to May 23, 2011	Related party and third party guarantees

	◊	US$1,341,126 (RMB8,782,099)	LIBOR plus 3 bps (equal to 4.5%)	Export loans	January 27, 2011 to January 26, 2012	Related party and third party guarantees

The details of the short term bank loans outstanding as of December 31, 2010 are as follows:

Name of bank		Outstanding loan amount	Current Annualized interest rate	Nature of loans	Term of loans	Collateral

China CITIC Bank, Dalian Branch (“China CITIC”)	◊	US$757,576 (RMB5,000,000)	China Central Bank benchmark annual rate of 5.31% plus 20% (equal to 6.37%)	Term loan	April 6, 2010 to April 5, 2011	Related party and third party guarantees

		US$757,576 (RMB5,000,000)	China Central Bank benchmark annual rate of 5.31% plus 20% (equal to 6.37%)	Term loan	April 7, 2010 to March 28, 2011	Related party and third party guarantees

Shanghai Pudong Development Bank (“SPDB”)	◊	US$3,212,727 (RMB21,204,000)	China Central Bank benchmark half-year rate of 4.86% plus 10% (equal to 5.35%)	Revolving loan	August 12, 2010 to August 9, 2011	Related party and third party guarantees Mortgages on land use right, other plant and equipment

Shenzhen Development Bank (“SDB”)	◊	US$1,136,363.50 (RMB7,500,000)	China Central Bank benchmark annual rate of 5.31% plus 10% (equal to 5.84%)	Revolving loan	November 9, 2010 to May 23, 2011	Related party and third party guarantees

		US$1,136,363.50 (RMB7,500,000)	China Central Bank benchmark annual rate of 5.31% plus 10% (equal to 5.84%)	Revolving loan	November 10, 2010 to May 23, 2011	Related party and third party guarantees

	◊	US$944,937 (RMB6,236,586)	LIBOR plus 3 bps (equal to 2.4%)	Export loans	November 24, 2009 to November 23, 2010 and renewed until May 2011	Related party and third party guarantees

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

The bank loans are secured by mortgages on the land and buildings, other plant and equipment of TOFA and Tongda and the personal guarantees of some directors’ and third parties.  The proceeds were used to finance the acquisition of property, plant and equipment and working capital of the Company.

Name of bank		Outstanding loan amount	Current Annualized interest rate	Nature of loans	Term of loans	Collateral

China CITIC Bank, Dalian Branch (“China CITIC”)	◊	US$763,557 (RMB5,000,000)	China Central Bank benchmark annual rate of 6.06% plus 20% (equal to 7.27%)	Term loan	April 6, 2010 to April 5, 2011	Related party and third party guarantees

Shanghai Pudong Development Bank (“SPDB”)	◊	US$2,987,432 (RMB19,562,600)	China Central Bank benchmark half-year rate of 5.60% plus 10% (equal to 6.16%)	Revolving loan	August 12, 2010 to August 9, 2011	Related party and third party guarantees Mortgages on land use right, other plant and equipment

Shenzhen Development Bank (“SDB”)	◊	US$1,145,335.50 (RMB7,500,000)	China Central Bank benchmark annual rate of 6.06% plus 10% (equal to 6.66%)	Revolving loan	November 9, 2010 to May 23, 2011	Related party and third party guarantees

		US$1,145,335.50 (RMB7,500,000)	China Central Bank benchmark annual rate of 6.06% plus 10% (equal to 6.66%)	Revolving loan	November 10, 2010 to May 23, 2011	Related party and third party guarantees

	◊	US$1,341,126 (RMB8,782,099)	LIBOR plus 3 bps (equal to 4.5%)	Export loans	January 27, 2011 to January 26, 2012	Related party and third party guarantees

The details of the short term bank loans outstanding as of December 31, 2010 are as follows:

Name of bank		Outstanding loan amount	Current Annualized interest rate	Nature of loans	Term of loans	Collateral

China CITIC Bank, Dalian Branch (“China CITIC”)	◊	US$757,576 (RMB5,000,000)	China Central Bank benchmark annual rate of 5.31% plus 20% (equal to 6.37%)	Term loan	April 6, 2010 to April 5, 2011	Related party and third party guarantees

		US$757,576 (RMB5,000,000)	China Central Bank benchmark annual rate of 5.31% plus 20% (equal to 6.37%)	Term loan	April 7, 2010 to March 28, 2011	Related party and third party guarantees

Shanghai Pudong Development Bank (“SPDB”)	◊	US$3,212,727 (RMB21,204,000)	China Central Bank benchmark half-year rate of 4.86% plus 10% (equal to 5.35%)	Revolving loan	August 12, 2010 to August 9, 2011	Related party and third party guarantees Mortgages on land use right, other plant and equipment

Shenzhen Development Bank (“SDB”)	◊	US$1,136,363.50 (RMB7,500,000)	China Central Bank benchmark annual rate of 5.31% plus 10% (equal to 5.84%)	Revolving loan	November 9, 2010 to May 23, 2011	Related party and third party guarantees

		US$1,136,363.50 (RMB7,500,000)	China Central Bank benchmark annual rate of 5.31% plus 10% (equal to 5.84%)	Revolving loan	November 10, 2010 to May 23, 2011	Related party and third party guarantees

	◊	US$944,937 (RMB6,236,586)	LIBOR plus 3 bps (equal to 2.4%)	Export loans	November 24, 2009 to November 23, 2010 and renewed until May 2011	Related party and third party guarantees

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

TODA International Holdings Inc.

October 11, 2011	By: /s/ Chuan-Tao Zheng
Name: Chuan-Tao Zheng
Title: President and Chief Executive Officer

TODA International Holdings Inc.

October 11, 2011	By: /s/ Anthony Zhang
Name: Anthony Zhang
Title: Chief Financial Officer