Form 10-Q/A
period 2011-06-30
TODA INTERNATIONAL HOLDINGS INC.
filed 2011-10-11
CIK 1381792

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

Introductory Note

The Company hereby amends Item 1, Note 11 to the financial statements and Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in this Quarterly Report on Form 10-Q to provide additional disclosure with respect to the terms of short term loans between the Company and one or more financial institutions.  The remainder of this document remains unchanged.

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

☐
Without written consent of Dalian Xinding, neither TOFA nor Tongda can enter into or consummate a transaction that might significantly affect the assets, obligations, rights or operations of TOFA or Tongda.

☐
Dalian Xinding is entitled to provide advice and guidance regarding hiring and firing employees, daily operations and financial management of TOFA and Tongda. The managements of TOFA and Tongda have agreed to accept such advice and guidance.

☐	Dalian Xinding is entitled to recommend all candidates for directors and executive officers of TOFA and Tongda. TOFA and Tongda have agreed to appoint the candidates recommended by Dalian Xinding.

☐
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

The details of the short term bank loans outstanding as of June 30, 2011 are as follows:

Name of bank		Outstanding loan amount	Current Annualized interest rate	Nature of loans	Term of loans	Collateral

China CITIC Bank, Dalian Branch (“China CITIC”)	◊	US$773,575 (RMB5,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equal to 8.20%)	Term loan	April 1, 2011 to March 30, 2012	Related party and third party guarantees

		US$773,575 (RMB5,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equal to 8.20%)	Term loan	April 1, 2011 to March 23, 2012	Related party and third party guarantees

Shanghai Pudong Development Bank (“SPDB”)	◊	US$3,080,993 (RMB19,914,000)	China Central Bank benchmark half-year rate of 5.85% plus 10% (equal to 6.44%)	Revolving loan	August 12, 2010 to August 9, 2011	Related party and third party guarantees Mortgages on land use right, other plant and equipment

Shenzhen Development Bank (“SDB”)	◊	US$1,160,362 (RMB7,500,000)	China Central Bank benchmark annual rate of 6.31%	Revolving loan	April 29, 2011 to April 28, 2012	Related party and third party guarantees

		US$1,160,362 (RMB7,500,000)	China Central Bank benchmark annual rate of 6.31%	Revolving loan	April 27, 2011 to April 26, 2012	Related party and third party guarantees

	◊	US$1,410,465 (RMB9,116,543)	LIBOR plus 3 bps (equal to 4.5%)	Export loans	January 27, 2011 to January 26, 2012	Related party and third party guarantees

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

☐	Under the Loan Agreement, each of the TOFA and Tongda shareholders received a loan from Dalian Xinding to pay off the debts arising from their capital contributions to TOFA and Tongda.

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

Each of the loans contains the following additional material terms:
☐	Interest free
☐	10 year term
☐	Repayment limited to transfer of all equity held in TOFA or Tongda, as applicable, to Dalian Xinding

☐
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

☐
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

☐
Without written consent of Dalian Xinding, neither TOFA nor Tongda can enter into or consummate a transaction that might significantly affect the assets, obligations, rights and operations of TOFA or Tongda.

☐
Dalian Xinding is entitled to provide advice and guidance regarding hiring and firing employees, daily operations and financial management of TOFA and Tongda, and the management of TOFA and Tongda have agreed to accept such advice and guidance.

☐	Dalian Xinding is entitled to recommend all candidates for directors and executive officers of TOFA and Tongda and TOFA and Tongda have agreed to appoint the candidates recommended by Dalian Xinding.

☐
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

Significant Factors Affecting Our Results of Operation

The most significant factors that may influence our operating results, both positively and negatively, include:

☐	economic conditions in the PRC;

☐	the market prices for copper and aluminum;

☐	production capacity and utilization;

☐	supply and costs of principal raw materials; and

☐	product mix and implications on gross margins.
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

The details of the short term bank loans outstanding as of June 30, 2011 are as follows:

Name of bank		Outstanding loan amount	Current Annualized interest rate	Nature of loans	Term of loans	Collateral

China CITIC Bank, Dalian Branch (“China CITIC”)	◊	US$773,575 (RMB5,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equal to 8.20%)	Term loan	April 1, 2011 to March 30, 2012	Related party and third party guarantees

		US$773,575 (RMB5,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equal to 8.20%)	Term loan	April 1, 2011 to March 23, 2012	Related party and third party guarantees

Shanghai Pudong Development Bank (“SPDB”)	◊	US$3,080,993 (RMB19,914,000)	China Central Bank benchmark half-year rate of 5.85% plus 10% (equal to 6.44%)	Revolving loan	August 12, 2010 to August 9, 2011	Related party and third party guarantees Mortgages on land use right, other plant and equipment

Shenzhen Development Bank (“SDB”)	◊	US$1,160,362 (RMB7,500,000)	China Central Bank benchmark annual rate of 6.31%	Revolving loan	April 29, 2011 to April 28, 2012	Related party and third party guarantees

		US$1,160,362 (RMB7,500,000)	China Central Bank benchmark annual rate of 6.31%	Revolving loan	April 27, 2011 to April 26, 2012	Related party and third party guarantees

	◊	US$1,410,465 (RMB9,116,543)	LIBOR plus 3 bps (equal to 4.5%)	Export loans	January 27, 2011 to January 26, 2012	Related party and third party guarantees

The details of the short term bank loans outstanding as of December 31, 2010 are as follows:

Name of bank		Outstanding loan amount	Current Annualized interest rate	Nature of loans	Term of loans	Collateral

China CITIC Bank, Dalian Branch (“China CITIC”)	◊	US$757,576 (RMB5,000,000)	China Central Bank benchmark annual rate of 5.31% plus 20% (equal to 6.37%)	Term loan	April 6, 2010 to April 5, 2011	Related party and third party guarantees

		US$757,576 (RMB5,000,000)	China Central Bank benchmark annual rate of 5.31% plus 20% (equal to 6.37%)	Term loan	April 7, 2010 to March 28, 2011	Related party and third party guarantees

Shanghai Pudong Development Bank (“SPDB”)	◊	US$3,212,727 (RMB21,204,000)	China Central Bank benchmark half-year rate of 4.86% plus 10% (equal to 5.35%)	Revolving loan	August 12, 2010 to August 9, 2011	Related party and third party guarantees Mortgages on land use right, other plant and equipment

Shenzhen Development Bank (“SDB”)	◊	US$1,136,363.50 (RMB7,500,000)	China Central Bank benchmark annual rate of 5.31% plus 10% (equal to 5.84%)	Revolving loan	November 9, 2010 to May 23, 2011	Related party and third party guarantees

		US$1,136,363.50 (RMB7,500,000)	China Central Bank benchmark annual rate of 5.31% plus 10% (equal to 5.84%)	Revolving loan	November 10, 2010 to May 23, 2011	Related party and third party guarantees

	◊	US$944,937 (RMB6,236,586)	LIBOR plus 3 bps (equal to 2.4%)	Export loans	November 24, 2009 to November 23, 2010 and renewed until May 2011	Related party and third party guarantees

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

·
Evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.

·	Engaging an outside, independent internal controls consultant to assist us in addressing the aforementioned deficiencies and generally provide guidance on proper US accounting practices.

·	Increasing our accounting and financing personnel resources, by retaining more US GAAP knowledgeable financial professionals.

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