Form 10-Q
period 2011-09-30
TODA INTERNATIONAL HOLDINGS INC.
filed 2011-11-14
CIK 1381792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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
Yes           ☒           No           ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes           ☒           No           ☐

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
Yes           ☐      No           ☒

On November 8, 2011, 27,780,000 shares of the registrant's ordinary stock, par value $0.000256 were outstanding.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

PART I – FINANCIAL INFORMATION
Item 1.        Financial Statements

	September 30, 2011	December 31, 2010
	(Unaudited)	(A)
Assets

Current assets
Cash	$6,323,783	$3,699,778
Accounts receivable	15,280,151	11,825,238
Inventories	11,661,483	5,580,175
Prepaid expenses and other current assets	4,300,005	5,753,969
Due from related companies	997,241	775,456
VAT Tax receivable	47,580	-

Total current assets	38,610,243	27,634,616

Property, plant and equipment, net	3,027,746	3,123,858
Construction in progress	1,415,980	1,368,351
Land use right, net	293,037	287,873
Intangible asset, net	4,036,532	4,248,422

Total assets	$47,383,538	$36,663,120

Liabilities and shareholders' equity

Current liabilities
Bank loans	$8,018,023	$7,945,543
Accounts payable	5,314,755	3,708,993
Accrued liabilities and other payables	962,917	645,918
Income tax payable	441,209	1,316,676

Total liabilities	14,736,904	13,617,130

Shareholders' equity
Preference share, $0.000128 par value, 0 and 781,250 shares authorized; 0 and 104,571.95 shares issued and outstanding as of September 30, 2011 and December 31,2010,respectively	-	13
Ordinary share, $0.000256 and $0.000128 par value, 100,000,000 and 39,062,500 shares authorized; 27,780,000 and 17,322,805 shares issued and outstanding as of September 30, 2011and at December 31, 2010, respectively	7,112	4,435
Additional paid-in capital	3,139,764	3,142,428
Statutory reserve	2,261,972	2,261,972
Retained earnings	25,257,655	16,639,676
Accumulated other comprehensive income	1,980,131	997,466

Total shareholders' equity	32,646,634	23,045,990

Total liabilities and shareholders' equity	$47,383,538	$36,663,120

(A)	Represents the combined balance sheets of TOFA and Tongda (the “ Accounting Acquirer” ) prior to restructure in October 12, 2010. (See note 1)

See notes to consolidated financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)
(IN US DOLLARS)

	For the		For the
	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
		(A)		(A)
Revenue
- Product sales to third parties	$12,350,911	$9,494,056	$39,178,672	$23,368,864
- Product sales to related parties	-	-	-	1,598,980
- Licensing technology	-	739,875	765,486	2,229,367

Total revenue	12,350,911	10,233,931	39,944,158	27,197,211

Costs of sales
- Product sales to third parties	(9,561,856)	(6,436,676)	(27,781,631)	(15,513,414)
- Product sales to related parties	-	-	-	(624,493)
- Licensing technology	-	(19,954)	(53,066)	(61,691)

Total cost of sales	(9,561,856)	(6,456,630)	(27,834,697)	(16,199,598)

Gross profit	2,789,055	3,777,301	12,109,461	10,997,613

Operating expenses:

Selling and distribution expenses	(144,774)	(83,930)	(401,514)	(247,467)

General and administrative expenses	(494,308)	(415,222)	(1,447,503)	(1,301,651)

Total operating expenses	(639,082)	(499,152)	(1,849,017)	(1,549,118)

Operating income	2,149,973	3,278,149	10,260,444	9,448,495

Other income	134,368	3,539	593,532	24,750

Interest expense	(396,642)	(166,793)	(763,781)	(359,671)

Income before income taxes	1,887,699	3,114,895	10,090,195	9,113,574

Income tax expenses	(359,956)	(435,884)	(1,472,216)	(1,188,647)

Net income	1,527,743	2,679,011	8,617,979	7,924,927

Other comprehensive income:
- Foreign currency translation adjustments	412,723	224,905	982,665	317,343

Total comprehensive income	$1,940,466	$2,903,916	$9,600,644	$8,242,270

Net income per share-basic	$0.05	$0.15	$0.40	$0.46
Net income per share- diluted	$0.05	$0.15	$0.38	$0.46
Weighted average ordinary shares outstanding
- basic	27,780,000	17,322,805	21,665,868	17,322,805
- diluted	27,780,000	17,322,805	22,608,860	17,322,805

(A)	Represents the combined operations of TOFA and Tongda prior to restructure in October 12, 2010. (See note 1)

See notes to consolidated financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(IN US DOLLARS)

	Ordinary shares with $0.000256 par value		Preference shares with $0.000128 par value
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Statutory reserve	Retained Earnings	Accumulated other comprehensive income	Total
Balance as of January 1, 2011	17,322,805	$4,435	104,572	$13	$3,142,428	$2,261,972	$16,639,676	$997,466	$23,045,990
Conversion of preference shares into ordinary shares	10,457,195	2,677	(104,572)	(13)	(2,664)	-	-	-	-
Net income	-	-		-	-	-	8,617,979	-	8,617,979
Foreign currency translation gain	-	-	-	-	-	-	-	982,665	982,665

Balance as of September 30, 2011	27,780,000	$7,112	-	$-	$3,139,764	$2,261,972	$25,257,655	$1,980,131	$32,646,634

See notes to consolidated financial statements

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN US DOLLARS)

	For the Nine Months Ended September 30,
	2011	2010
		(A)
Cash flows from operating activities:

Net income	$8,617,979	$7,924,927

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	280,602	145,389
Amortization of land use right	4,773	4,582
Amortization of intangible assets	353,611	225,628

Changes in assets and liabilities:
Accounts receivable	(2,982,050)	(4,054,622)
Inventories	(5,793,464)	(1,476,846)
Prepaid expenses and other current assets	1,602,390	(1,919,520)
VAT Tax receivable	(46,765)	40,175
Accounts payable	1,453,500	4,313,599
Accrued liabilities and other payables	302,831	(700,046)
Income tax payable	(905,537)	526,768

Net cash provided by operating activities	2,887,870	5,030,034

Cash flows from investing activities:
Purchase of property, plant and equipment	(79,261)	(419,768)
Purchase of intangible assets	-	(3,698,827)
Cash paid for construction in progress	-	(1,183,625)

Net cash used in investing activities	(79,261)	(5,302,220)

Cash flows from financing activities:
Advances (to)/from related companies	(192,221)	1,030,653
Advances (to)/from shareholders	-	2,222,293
Proceeds from bank loans	12,329,223	6,962,060
Repayment of bank loans	(12,529,814)	(6,991,018)
Capital contribution	-	776,754

Net cash (used in)/provided by financing activities	(392,812)	4,000,742

Net increase in cash	2,415,797	3,728,556

Effect of foreign exchange rate changes on cash	208,208	55,217

Cash, beginning of period	3,699,778	772,977
Cash, end of period	$6,323,783	$4,556,750

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest paid	$763,781	$359,671

Income tax paid	$2,347,683	$649,104

Represents the combined cash flows of TOFA and Tongda prior to restructure in 2010.  (See note 1)

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

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Earnings Per Ordinary Share

Basic earnings per ordinary share is based on the weighted effect of ordinary shares issued and outstanding, and is calculated by dividing net profit by the weighted average shares outstanding during the period. Diluted earnings per ordinary share is calculated by dividing net profit by the weighted average number of ordinary shares used in the basic earnings per share calculation plus the number of ordinary shares that would be issued assuming exercise or conversion of all potentially dilutive ordinary shares outstanding.

At September 30, 2011, there were no potentially dilutive ordinary shares outstanding.

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

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On May 15, 2011, by a shareholders’ resolution, the Company effected a one-for-two (1-for-2) stock consolidation of its issued and outstanding ordinary shares and increased the amount of the authorized ordinary shares from 39,062,500 shares to 100,000,000 shares.

Fair Value of Financial Instruments

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.
The fair value hierarchy is categorized into three levels based on the inputs as follows:
Level 1 —
Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —
Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

For certain of the Company's financial instruments, none of which are held for trading purposes, including cash and cash equivalents, accounts receivable, inventories, certain other current assets, bank loans, accounts payable, accrued liabilities and other current liabilities.  The carrying values of these financial instruments approximate their fair value due to their short maturities.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Consolidation of Variable Interest Entities

The consolidated financial statements include the financial statements of TODA, its wholly-owned subsidiaries and consolidated variable interest entities (“VIE”), in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated on consolidation.

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

The Company's Consolidated VIEs—Balance Sheet Classification

The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations:

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets

Current assets:
Cash	$6,276,391	$3,650,370
Accounts receivable	15,280,151	11,825,238
Inventories	11,661,483	5,580,175
Prepaid expenses and other current assets	3,702,108	5,521,916
Due from a related company	997,241	787,876
Fixed assets and intangible assets, net	8,773,295	9,028,504

Total assets of consolidated VIEs	$46,690,669	$36,394,079

The following table presents the carrying amounts and classification of the third-party liabilities of the consolidated VIEs:

	September 30, 2011	December 31, 2010
	(Unaudited)
Current liabilities:
Bank loans	$8,018,023	$7,945,543
Accounts payable	5,314,755	3,706,251
Other liabilities	509,719	1,533,241

Total liabilities of consolidated VIEs	$13,842,497	13,185,035

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Allowances for obsolete, slow-moving and damaged inventory are deducted from the related inventory balances. No provision was made as of September 30, 2011 and December 31, 2010.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development. The Company incurred $208,158 and $179,108 for the nine months ended September 30, 2011 and 2010, respectively, and $69,999 and $58,000 for the three months ended September 30, 2011 and 2010, respectively.

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

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

No impairment was recognized as of September 30, 2011 and December 31, 2010.

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

During 2009, the Company adopted ASC 740-10 "Income Taxes," which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of September 30, 2011 and December 31, 2010, there were no amounts that had been accrued with respect of uncertain tax positions.

The tax effects of temporary differences of the Company as of September 30, 2011 and 2010 are immaterial.

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

ii)
Contributions to appropriate local defined contribution retirement schemes pursuant to the relevant labor rules and regulations in the PRC are charged to the cost of sales and general and administrative expenses in the statement of operation as and when the related employee service is provided. The Company incurred $211,177 and $119,234 for the nine months ended September 30, 2011 and 2010, respectively, and $70,199 and $40,101 for the three months ended September 30, 2011 and 2010, respectively.

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

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The translation rates are as follows:

	September 30,	December 31,
	2011	2010

Period/year end RMB:USD exchange rate	$6.3780	$6.6000
Period/year end HKD:RMB exchange rate	$8.1937	$8.4822

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Average RMB:USD exchange rate	$6.4207	$6.7360	$6.4890	$6.7589
Average HKD:RMB exchange rate	$8.2500	$8.3867	$8.3379	$8.7653

Contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and claims arising out of the businesses that relate to a wide range of matters, including among others, product liability. The Company records accruals for such contingency based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. As management has not become aware of any product liability claim, no contingent liability has been recorded as of September 30, 2011 and as of December 31, 2010.

Concentrations of Credit Risk

The Company sells its products primarily to domestic and overseas customers. Credit is extended based on an evaluation of the customer's financial condition. At September 30, 2011 and December 31, 2010, the Company has no significant concentration of credit risk as most of our customers are long term customers with good payment records and the Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible.

Our ability to manage our operating costs depends significantly on our ability to secure affordable and reliable supplies of raw materials. The Company has several suppliers for each of our principal materials. As the current suppliers could be easily replaced, the Company believes that a change in suppliers would not disrupt normal operations. For the three and nine months ended September 30, 2011 and 2010, no supplier did account for 10% or more of purchases of the Company.

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

Recently Issued Accounting Standards

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We do not expect that the adoption of ASU 2011-08 will have a material impact on our consolidated financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the result of its operation.

NOTE 3 - Accounts Receivable

Accounts receivable consist of the following as of:

	September 30, 2011	December 31, 2010
	(Unaudited)

Accounts receivable, trade	$15,280,151	$11,825,238
Less: allowance for doubtful debts	-	-
	$15,280,151	$11,825,238

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is required as of September 30, 2011 and December 31, 2010.

NOTE 4 – Inventories

Inventories are stated at the lower of cost (determined using the weighted average cost) or market value and are composed of the following at:

	September 30, 2011	December 31, 2010
	(Unaudited)

Raw materials	$1,995,128	$822,027
Work-in-progress	2,562,023	2,560,813
Finished goods	7,104,332	2,197,335
	$11,661,483	$5,580,175

NOTE 5 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

Nature	September 30, 2011	December 31, 2010
	(Unaudited)

Trade deposits to suppliers	$3,711,838	$3,878,788
Prepaid staff welfare	-	215,553
Other short term advances to third parties	585,032	1,436,662
Sundry and utility deposits	3,135	222,966
	$4,300,005	$5,753,969

The other short term advances to third parties are interest free and unsecured. In the opinion of the directors, the amounts are receivable within the twelve months of the balance sheet date and repayable on demand.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - Due from Related Companies and Related Party Transactions

Name	Nature	September 30, 2011	December 31, 2010
		(Unaudited)
			-
Shenzhen Tofa Complex Metal Material Co., Ltd.	Prepayment for purchase of raw materials	$997,241	$775,456

The above company is controlled by Chuan Tao ZHENG, a director of the Company.

The amount due is interest free and unsecured and repayable on demand.

During the three and nine months ended September 30, 2011 and September 30, 2010, the Company sold goods to, and purchased raw material from, related parties as follows:

	Three Months Ended September30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Sales of finished goods:
Shenzhen Tofa Complex Metal Material Co., Ltd.	-	-	-	$1,598,980

Purchase of raw materials:
Shenzhen Tofa Complex Metal Material Co., Ltd.	$406,894	$1,352,244	$1,599,1401	$1,352,244

NOTE 7 - Property, Plant and Equipment, Net

Property, plant and equipment, net, consist of the following at:

	September 30, 2011	December 31, 2010
	(Unaudited)

Land and buildings	$950,829	$918,846
Plant equipment	3,834,041	3,693,032
Office equipment	172,333	163,150
Motor vehicles	566,049	484,513

	$5,523,252	$5,259,541

Less: Accumulated depreciation	2,495,506	2,135,683

Net	$3,027,746	$3,123,858

Depreciation expense for the nine months ended September 30, 2011 and 2010 amounted to $280,602 and $145,389, respectively and for the three months ended September 30, 2011 and 2010 amounted to $96,493 and $54,313, respectively.

The land and buildings, plant and office equipment are pledged as collateral to Shanghai Pudong Development Bank (“SPDB”) for the bank loans granted to the Company.

NOTE 8 - Construction in Progress

A summary of construction in progress is as follows:

	September 30, 2011	December 31, 2010
	(Unaudited)

Balance beginning	$1,368,351	$151,060
Additions	-	1,191,593
Effect of foreign exchange rate changes	47,629	25,698

Balance ending	$1,415,980	$1,368,351

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The additional capital commitment for construction in progress contracted for but not provided in the consolidated financial statements as of September 30, 2011 was $1,724,679.  The construction is estimated to be completed in the fourth quarter of 2011.

NOTE 9 - Land Use Right

Land use right represents prepaid lease payments to the local government in the PRC for the use of land where the Company’s production facilities are located. Land use rights have a 50-year life from January 1, 2007 to December 31, 2056.

The land use right is pledged as collateral to SPDB for the bank loans granted to the Company.

Amortization expenses were $4,773 and $4,582 for the nine months ended September 30, 2011 and 2010, respectively and for the three months ended September 30, 2011 and 2010 amounted to $1,612 and $1,522, respectively.

As of September 30, 2011, the expected amortization expense of the land use right for each of the next five years and thereafter was as follows:

Year ending December 31,

2011	$1,580
2012	6,322
2013	6,322
2014	6,322
2015	6,322
Thereafter	266,169
$293,037

NOTE 10 - Intangible Asset

Intangible asset represents the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Production technology
Cost	$4,750,705	$4,590,909
Less: Accumulated amortization	(714,173)	(342,487)
Net	$4,036,532	$4,248,422

Amortization expenses were $118,286 and $353,611 for the three and nine months ended September 30, 2011, respectively. Amortization expense was $225,628 for both the nine or three months ended September 30, 2010. As of September 30, 2011, the expected amortization expense of the intangible asset for each of the next five years and thereafter was as follows:

Year ending December 31,

2011	$171,524
2012	470,650
2013	470,650
2014	470,650
2015	470,650
Thereafter	1,982,408
$4,036,532

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Intangible asset is stated at cost less accumulated amortization. Amortization is calculated using the straight-line method to write-off the cost of the intangible asset over its estimated economic life of ten years.

The Company has reviewed the recoverable amount of the production technology based on value-in-use calculations by discounting future cash flows and no impairment was required as of September 30, 2011 and December 31, 2010, respectively.

NOTE 11 - Bank Loans

Bank loans consist of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)

Short-term bank loans	$8,018,023	$7,945,543

The bank loans as outlined in the following tables are secured by mortgages on the land and buildings, other plant and equipment and personal guarantees of some directors’ and third parties. The proceeds of the loans were used to finance the acquisition of property, plant and equipment and working capital of the Company.

The details of the short term bank loans outstanding as of September 30, 2011 are as follows:

Name of bank	Outstanding loan amount	Current Annualized interest rate	Nature of loans	Term of loans	Collateral

China CITIC Bank, Dalian Branch (“China CITIC”)	US$783,944.50 (RMB5,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equal to 8.20%)	Term loan	April 1, 2011 to March 30, 2012	Related party and third party guarantees

	US$783,944.50 (RMB5,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equal to 8.20%)	Term loan	April 1, 2011 to March 23, 2012	Related party and third party guarantees

Shanghai Pudong Development Bank (“SPDB”)	US$3,135,689 (RMB19,999,428.72)	China Central Bank benchmark half-year rate of 5.85% plus 20% (equal to 7.02%)	Revolving loan	August 5, 2011 to August 1, 2012	Mortgages on land use right, other plant and equipment

Shenzhen Development Bank (“SDB”)	US$1,175,917.50 (RMB7,500,000)	China Central Bank benchmark annual rate of 6.31%	Revolving loan	April 29, 2011 to April 28, 2012	Related party and third party guarantees

	US$1,175,917.50 (RMB7,500,000)	China Central Bank benchmark annual rate of 6.31%	Revolving loan	April 27, 2011 to April 26, 2012	Related party and third party guarantees

	US$962,610 (RMB6,139,520)	LIBOR plus 3 bps (equal to 4.5%)	Export loans	January 27, 2011 to January 26, 2012	Related party and third party guarantees

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The details of the short term bank loans outstanding as of December 31, 2010 are as follows:

Name of bank	Outstanding loan amount	Current Annualized interest rate	Nature of loans	Term of loans	Collateral

China CITIC	US$757,576 (RMB5,000,000)	China Central Bank benchmark annual rate of 5.31% plus 20% (equal to 6.37%)	Term loan	April 6, 2010 to April 5, 2011	Related party and third party guarantees

	US$757,576 (RMB5,000,000)	China Central Bank benchmark annual rate of 5.31% plus 20% (equal to 6.37%)	Term loan	April 7, 2010 to March 28, 2011	Related party and third party guarantees

SPDB	US$3,212,727 (RMB21,204,000)	China Central Bank benchmark half-year rate of 4.86% plus 10% (equal to 5.35%)	Revolving loan	August 12, 2010 to August 9, 2011	Related party and third party guarantees Mortgages on land use right, other plant and equipment

SDB	US$1,136,363.50 (RMB7,500,000)	China Central Bank benchmark annual rate of 5.31% plus 10% (equal to 5.84%)	Revolving loan	November 9, 2010 to May 23, 2011	Related party and third party guarantees

	US$1,136,363.50 (RMB7,500,000)	China Central Bank benchmark annual rate of 5.31% plus 10% (equal to 5.84%)	Revolving loan	November 10, 2010 to May 23, 2011	Related party and third party guarantees

	US$944,937 (RMB6,236,586)	LIBOR plus 3 bps (equal to 2.4%)	Export loans	November 24, 2009 to November 23, 2010 and renewed until May 2011	Related party and third party guarantees

Interest expenses for the nine months ended September 30, 2011 and 2010 amounted to $763,781 and $359,671, respectively, and for the three months ended September 30, 2011 and 2010 amounted to $396,642 and $166,793, respectively.

NOTE 12 - Accrued Liabilities and Other Payables

Accrued liabilitiess and other payables consist of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)

Accrued expenses	$947,226	495,345
Other payables	15,691	150,573
	$962,917	$645,918

Other payables consist of amounts owed by the Company to various unrelated entities that are incurred in the normal course of business operations. These liabilities do not carry any interest rate and will be repayable on demand.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – Other Income

Other income consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Interest income	$4,053	$3,539	$24,112	$22,913
Sales of raw materials	-	-	-	1,837
Foreign exchange gain	129,961	-	412,231	-
Subsidy income	354	-	157,189	-
	$134,368	$3,539	$593,532	$24,750

NOTE 14 - Ordinary Shares

As detailed in Note 1, in March 2011, in connection with the consummation of the transactions contemplated by the Share Exchange Agreement, the Company issued an aggregate of 32,839,910 ordinary shares to the Victor Score’s Shareholders in connection with the reverse merger.

The Company effected a 1 for 2 reverse stock split, effective May 15, 2011. After the reverse stock split, there were 17,322,805 ordinary shares outstanding. On May 15, 2011, 104,572 preference shares were converted into 10,457,195 ordinary shares. As a result, a total of 27,780,000 ordinary shares were outstanding as of May 15, 2011 and September 30, 2011.

NOTE 15 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

As detailed in Note 1, in March 2011, in connection with the consummation of the transactions contemplated by the Share Exchange Agreement, the Company issued 104,572 preference shares to one of the Victor Score Shareholders. Each share of these preference shares have 100 ordinary shares voting right and is convertible 100 ordinary shares.  On May 15, 2011, immediately following the approval of a one-for-two reverse stock split, the preference shares were converted into 10,457,195 ordinary shares of the Company. There was no preference shares issued and outstanding as of September 30, 2011.

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

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 17 – Business Segments

A)	Business segment reporting – by product

The Company has two reportable business segments: Manufacturing and trading of bimetallic composite wire products and its related products (“Bimetallic Composite Wire Products”), and manufacturing of wiring equipment and leasing copper coated aluminum wire technology (“Wiring Equipment”).

The following tables set forth the Company’s two main segments:

Three Months Ended September 30, 2011	Bimetallic Composite Wire Products	Wiring Equipment	Corporate and Other	Consolidated Totals

Product sales
Sales to third parties	$11,699,736	$651,175	$-	$12,350,911
Sales to related parties	-	-	-	-
Licensing technology	-	-	-	-
	11,699,736	651,175		12,350,911
Costs of sales
Sales to third parties	(9,290,281)	(271,575)	-	(9,561,856)
Sales to related parties	-	-	-
Licensing technology	-	-	-	-
	(9,290,281)	(271,575)		(9,561,856)

Gross profit	2,409,455	379,600	-	2,789,055
Selling and distribution expenses	(128,758)	(16,016)	-	(144,774)
Administrative and other expenses	(314,939)	(179,187)	(182)	(494,308)
Operating income	1,965,758	184,397	(182)	2,149,973
Other income	133,782	586	-	134,368
Interest expenses	(397,300)	658	-	(396,642)
Income before income taxes	1,702,240	185,641	(182)	1,887,699
Income tax expenses	(332,967)	(26,989)	-	(359,956)
Net income	$1,369,273	$158,652	$(182)	$1,527,743

Total assets	$38,952,809	$7,737,860	$692,869	$47,383,538

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three Months Ended September 30, 2010	Bimetallic Composite Wire Products	Wiring Equipment	Corporate and Other	Consolidated Totals

Product sales
Sales to third parties	$8,550,448	$943,608	$-	$9,494,056
Sales to related parties	-	-	-	-
Licensing technology	-	739,875	-	739,875
	8,550,448	1,683,483	-	10,233,931
Costs of sales
Sales to third parties	(5,983,398)	(453,278)	-	(6,436,676)
Sales to related parties	-	-	-	-
Licensing technology		(19,954)		(19,954)
	(5,983,398)	(473,232)	-	(6,456,630)

Gross profit	2,567,050	1,210,251	-	3,777,301
Selling and distribution expenses	(54,111)	(29,819)	-	(83,930)
Administrative and other expenses	(169,388)	(244,828)	(1,006)	(415,222)
Operating income	2,343,551	935,604	(1,006)	3,278,149
Other income	3,373	166	-	3,539
Interest expenses	(166,793)	-	-	(166,793)
Income before income taxes	2,180,131	935,770	(1,006)	3,114,895
Income tax expenses	(324,395)	(111,489)	-	(435,884)
Net income	$1,855,736	$824,281	$(1,006)	$2,679,011
Total assets	$27,710,100	$6,042,038	$1,422	$33,753,560

Nine Months Ended September 30, 2011	Bimetallic Composite Wire Products	Wiring Equipment	Corporate and Other		Consolidated Totals

Product sales
Sales to third parties	$36,203,709	$2,974,963		$-	$39,178,672
Sales to related parties	-	-		-	-
Licensing technology	-	765,486			765,486
	36,203,709	3,740,449		-	39,944,158
Costs of sales
Sales to third parties	(26,497,344)	(1,284,287)		-	(27,781,631)
Sales to related parties		-		-
Licensing technology	-	(53,066)		-	(53,066)
	(26,497,344)	(1,337,353)		-	(27,834,697)

Gross profit	9,706,365	2,403,096		-	12,109,461
Selling and distribution expenses	(337,877)	(63,637)		-	(401,514)
Administrative and other expenses	(901,846)	(469,825)		(75,832)	(1,447,503)
Operating income	8,466,642	1,869,634		(75,832)	10,260,444
Other income	517,049	76,483			593,532
Interest expenses	(763,781)	-		-	(763,781)
Income before income taxes	8,219,910	1,946,117		(75,832)	10,090,195
Income tax expenses	(1,309,197)	(163,019)		-	(1,472,216)
Net income	$6,910,713	$1,783,098	$	(75,832)	$8,617,979
Total assets	$38,952,809	$7,737,860		$692,869	$47,383,538

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nine Months Ended September 30, 2010	Bimetallic Composite Wire Products	Wiring Equipment	Corporate and Other	Consolidated Totals

Product sales
Sales to third parties	$20,771,232	$2,597,632	$-	$23,368,864
Sales to related parties	1,598,980	-	-	1,598,980
Licensing technology	-	2,229,367	-	2,229,367
	22,370,212	4,826,999	-	27,197,211
Costs of sales
Sales to third parties	(14,477,629)	(1,035,785)	-	(15,513,414))
Sales to related parties	(624,493)	-	-	(624,493)
Licensing technology	-	(61,691)	-	(61,691)
	(15,102,122)	(1,097,476)	-	(16,199,598)

Gross profit	7,268,090	3,729,523	-	10,997,613
Selling and distribution expenses	(247,467)	-	-	(247,467)
Administrative and other expenses	(933,103)	(367,108)	(1,440)	(1,301,651)
Operating income	6,087,520	3,362,415	(1,440)	9,448,495
Other income	17,390	7,360	-	24,750
Interest expenses	(359,290)	(381)	-	(359,671)
Income before income taxes	5,745,620	3,369,394	(1,440)	9,113,574
Income tax expenses	(865,665)	(322,982)	-	(1,188,647)
Net income	$4,879,955	$3,046,412	(1,440)	$7,924,927
Total assets	$27,710,100	$6,042,038	$1,422	$33,753,560

B) Business segment reporting – by geography

As its secondary segments, the Company reports two geographical areas, which are the main market areas: PRC and foreign market. There is no any single foreign country market accounting for more than 10% of total revenues for the three or nine months ended September 30, 2011 and 2010, respectively.

The following tables set forth revenues from customers of products sold by geographic segment:

Geographical information:	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

PRC	$10,814,489	$9,257,268	$34,035,302	$23,471,662
Others	1,536,422	976,663	5,908,856	3,725,549
	$12,350,911	$10,233,931	$39,944,158	$27,197,211

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

The Company’s VIEs TOFA and Tongda, both domiciled in China, are subject to PRC enterprise income tax of 15% respectively for the nine months ended September 30, 2011.  As for the comparative periods ended September 30, 2010, TOFA and Tongda were subject to PRC enterprise income tax of 15% and 25%, respectively.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The PRC enterprise income tax law imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China (5% withholding income tax for dividends paid to HK companies).  Such dividends were exempted from PRC tax under the previous income tax law and regulations. The foreign investment enterprises are subject to the withholding tax beginning January 1, 2008.

All of the Company’s income is generated in the PRC, through Dalian Xinding.  The Company considers undistributed earnings of Dalian Xinding of approximately $25,333,487 as of September 30, 2011, to be permanently reinvested in the PRC.

The Company’s income tax represents the income tax expenses from VIEs. The Company’s other entities sustained losses and accordingly no income tax was provided.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2011	2010	2011	2010
Current tax:
PRC income tax	$359,956	$435,884	$1,472,216	$1,188,647

The income tax expenses for the three and nine months ended September 30, 2011 and 2010 can be reconciled to the income before income taxes in the statement of operations and other comprehensive income as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Income before income taxes	$1,887,699	$3,114,895	$10,090,195	$9,113,574
Notional tax on income before PRC income taxes at 25%	$471,925	$778,724	$2,522,549	$2,278,394
Tax effect on income not subject to taxation	-	(184,969)	(191,372)	(557,342)
Tax concession	(111,969)	(157,871)	(858,961)	(532,405)
Income tax expenses	$359,956	$435,884	$1,472,216	$1,188,647

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

The Company’s effective income tax rate is 14.5% and 13% for the nine months ended on September 30,2011 and 2010, respectively.

NOTE 19 - Commitments and Contingencies

The Company may become subject to various claims and litigation during the normal course of business. The Company vigorously defends its legal position when these matters arise. The Company is neither a party to, nor the subject of, any material pending legal proceeding.

On Oct 12,2010, Dalian Xinding entered into the Loan Agreements with the shareholders of TOFA and Tongda respectively. Under the Loan Agreements, Dalian Xinding is obliged to provide the interest free loan to shareholders of TOFA and Tongda  in order to clear the debt occurred when to establish TOFA and Tongda. As of September 30, 2011, in providing the interest free loan to the shareholders of TOFA and Tongda, the Company has the commitment of $3.3 million which is contracted for but not provided in the financial statement.

NOTE 20 – Condensed Parent Company Financial Information of TODA International Holdings, Inc.

Below are the supplemental condensed parent company financial statements:

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash	$47,392	$1,218
Prepaid expenses and other current assets	645,477	-
Investment in subsidiaries	32,848,172	23,061,322
Total assets	$33,541,041	$23,062,540

Liabilities and shareholders' equity
Current liabilities
Payable to affiliate	$-	$13,808
Accounts payable	-	2,742
Accrued expenses and other payables	894,407	-
Total liabilities	894,407	16,550
Total shareholders' equity	32,646,634	23,045,990
Total liabilities and shareholders' equity	$33,541,041	$23,062,540

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed income statement(unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
General and administrative expenses of parent company	$(182)	(1,006)	$(75,832)	$(1,440)
Equity income of subsidiaries	1,527,925	2,680,017	8,693,811	7,926,367
Net income	$1,527,743	$2,679,011	$8,617,979	$7,924,927

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

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth under the sections entitled “Risk Factors” located in our Current Report on Form 8-K, originally filed with the SEC on March 31, 2011, as amended by subsequent filings with the SEC on May 31, 2011, July 22, 2011 and September 30, 2011. We may use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Dalian Xinding has control of TOFA and Tongda through a series of agreements with TOFA and Tongda and their respective shareholders (collectively, the “VIE Agreements”).  The VIE Agreements include a Loan Agreement Equity Interest Pledge Agreement, Equity Interest Purchase Agreement, Business Operation Agreement and Lease Agreement.

Pursuant to the terms of the Loan Agreement Equity Interest Pledge Agreement and Equity Interest Purchase Agreement, Dalian Xinding effectively gained equity control of TOFA and Tongda.

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

Each of the loans contains the following additional material terms:

o	Interest free
o	10 year term
o	Repayment limited to transfer of all equity held in TOFA or Tongda, as applicable, to Dalian Xinding

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

The Company's Consolidated VIEs—Balance Sheet Classification

The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations:

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets

Current assets:
Cash	$6,276,391	$3,650,370
Accounts receivable	15,280,151	11,825,238
Inventories	11,661,483	5,580,175
Prepaid expenses and other current assets	3,702,108	5,521,916
Due from a related company	997,241	787,876
Fixed assets and intangible assets, net	8,773,295	9,028,504
Total assets of consolidated VIEs	$46,690,669	$36,394,079

The following table presents the carrying amounts and classification of the third-party liabilities of the consolidated VIEs:

	September 30, 2011	December 31, 2010
	(Unaudited)
Current liabilities:
Bank loans	$8,018,023	$7,945,543
Accounts payable	5,314,755	3,706,251
Other liabilities	509,719	1,533,241
Total liabilities of consolidated VIEs	$13,842,497	$13,185,035

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

Revenue Recognition

The Company generates revenue primarily from manufacturing and trading of CCA wire, equipment and its related products and leasing of CCA wire technology.

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

Allowances for obsolete, slow-moving and damaged inventory are deducted from the related inventory balances. No provision was made as of September 30, 2011 and December 31, 2010.

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

The translation rates are as follows:

	September 30, 2011	December 31, 2010

Period/year end RMB:USD exchange rate	$6.3780	$6.6000
Period/year end HKD:RMB exchange rate	$8.1937	$8.4822

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Average RMB:USD exchange rate	$6.4207	$6.7360	$6.4890	$6.7589
Average HKD:RMB exchange rate	$8.2500	$8.3867	$8.3379	$8.7653

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We do not expect that the adoption of ASU 2011-08 will have a material impact on our consolidated financial statements.

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

The composite bimetallic materials market is expected to grow at a very fast pace as new buildings and other infrastructure will have to be constructed every year with the continuous urbanization in China. Although there are no official statistics indicating how large this segment of the market is, management believes, based on its experience and internal market research, this may be worth billions of dollars in the coming ten to fifteen years. For example, in Liaoning Province, the Provincial Electricity Bureau is inviting tenders for the supply of power cables that could be worth US$3 billion every year and, although not all of the cables used will be made of composite bimetallic products, there is tremendous potential for growth in this area. In terms of total output, China produced about 5,000 tons of CCA and copper-clad steel (“CCS”) wire in 2001, as compared to total production of 25,000 tons of CCA and CCS wire in 2006 and 40,000 tons in 2007.

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

Economic conditions in the PRC

We operate our manufacturing facilities in the PRC and derive the majority of our revenues from sales to customers in the PRC. As such, economic conditions in the PRC will affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. The PRC has experienced significant economic growth, achieving a CAGR of 9.65% in gross domestic product from 1999 through 2009 and was up to 10.3% in 2010, according to National Bureau of Statistics of China. In early 2009, the Chinese State Council announced a US$590 billion stimulus package to support the Chinese economy in response to the financial turmoil of late 2008. We believe that this will lead to a much higher demand for CCA wires and in fact that the whole composite bimetallic materials industry shall be significantly boosted. We believe that economic conditions in the PRC will continue to improve and will positively affect our business and results of operations.

The market prices for copper, aluminum and steel

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

Production capacity and utilization

In order to capture the market opportunity for our products, we have expanded, and plan to continue to expand, our production capacity. Increased capacity has had, and could continue to have, a significant effect on our results of operations, by allowing us to produce and sell more products to generate higher revenues and net income.

Supply and costs of principal raw materials

Our ability to manage our operating costs depends significantly on our ability to secure affordable and reliable supplies of raw materials. We have several suppliers for each of our principal materials. For the three and nine months ended September 30, 2011 and 2010, no supplier accounted for 30% or more of purchases of the Company. The price of our primary raw materials varies with reference to copper prices, and changes in copper price affect our cost of sales.  However, we are able to price our bimetallic composite material products based on our material procurement costs plus a mark-up, which is essentially our gross profit.  Therefore, despite the implications of copper price movement on our gross and net profit margin figures, our gross profit in absolute dollars, have not been materially affected by the change in copper prices.

Products mix and implications on gross margins

Our gross margin is also affected by our product mix. We produce and sell products according to customer orders.  Our product mix consists of composite bimetallic wire products, intelligent bimetallic composite material production line, and CCA power wire/cables. Composite bimetallic wire products, with gross margin of 19%, used to contribute the majority of our gross profits. We launched our intelligent bimetallic composite material production line to the market in late 2009, and this product line has a gross profit margin of 53%. We introduced another new product in the second half of 2010, namely the CCA power wire/cables. We believe such CCA power wires/cables, with gross margin of 54%, will become the major product in our product mix and a significant revenue and profits contributor in the future.

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

Gross Profit

Our gross profit of composite bimetallic wire products is affected primarily by the cost of raw materials, which is defined with reference to the cost of copper and aluminum or steel.  We are also able to price our composite bimetallic wire products based on the market price for materials plus fixed mark-up, which is essentially our gross profit.  When the market price of copper, aluminum and/or steel are up, the quotation is up, leading to a gross profit ratio decrease to the extent that our mark-up is unchanged.

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

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

The following table presents the unaudited consolidated results of operations of the Company for the three months ended September 30, 2011 as compared to the results of operations for the three months ended September 30, 2010.

	For the Three Months Ended September 30,
	2011	2010

Revenue	$12,350,911	$10,233,931
Cost of Sales	(9,561,856)	(6,456,630)
Gross Profit	2,789,055	3,777,301
Selling and Distribution Expenses	(144,774)	(83,930)
Administrative and Other Expenses	(494,308)	(415,222)

Operating Income	2,149,973	3,278,149
Other income	134,368	3,539
Interest expense	(396,642)	(166,793)
Income tax expenses	(359,956)	(435,884)

Net Income	1,527,743	2,679,011
Other comprehensive income	412,723	224,905

Total comprehensive income	$1,940,466	$2,903,916

Revenue

Our business continued to grow in the 3rd quarter of 2011. We recorded revenue of $12.4 million for the three months ended September 30, 2011, representing an increase of $2.2 million, or 20.7%, as compared to $10.2 million for the corresponding period of 2010. The increase was primarily due to (i) an increase in the price of copper during the 3rd quarter of 2011 relative to the corresponding period in 2010 and (ii) an increase in our total sales volume.  87.6% of our revenue for the three month period ended September 30, 2011 came from sales in the domestic market, and 12.4% from sales to overseas customers, compared to 90.5% and 9.5%, respectively, for the corresponding period in 2010.

The following tables break down our product sales by specific business segment and product category for each period.

Bimetallic composite wire products segment

	Three Months Ended September 30,
	2011			2010
	Sales	Volume*	Average Price	Sales	Volume*	Average Price
CCA(S) wire products	$8,900,621	1,629	$5,464	$6,020,121	1,188	$5,068
CCA power cables	2,799,115	195	14,354	2,530,327	148	17,097
Segment Total:	11,699,736	1,824		8,550,448	1,336

Wiring equipment segment
Licensing technology	-			739,875	N/A	N/A
Intelligent composite bimetallic material production line	651,175	N/A	N/A	943,608	N/A	N/A
Segment Total:	1,325,759	N/A	N/A	1,683,483	N/A	N/A
TOTAL:	$12,350,911			$10,233,931

* metric tons

Cost of Sales and Gross Profit

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total revenue for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011		2010		Percentage
	US$	% of Sales	US$	% of Sales	Change Year to Year
Revenue	$12,350,911	100%	$10,233,931	100%	20.7%

Cost of sales
- Product sales to third parties	(9,561,856)	77.4%	(6,436,676)	62.9%	45.6%
- Product sales to related parties	-
- Licensing technology	-		(19,954)	0.2%	-100%

Gross profit	$2,789,055	22.6%	$3,777,301	36.9%	-26.2%

Total cost of sales was $9.6 million for the three months ended September 30, 2011 compared to $6.4 million for the corresponding period of 2010. As a percentage of total sales, our cost of sales increased to 77.4% of revenue for the three months ended September 30, 2011, compared to 62.9% of revenue in the same period last year. The reasons for cost increase are: (i) the increases of total output of products and (ii) the price increase of copper and aluminum increase material cost. Our gross margin for the 3rd quarter of 2011 fell to 22.6% from 36.9% for the 3rd quarter of 2010. The reduced gross profit margin was primarily due to increases in the price of copper and aluminum, 25% and 16%, respectively, during the three months ended September 30, 2011 as compared to the same period of last year. This led to a decrease in gross margin of CCA and CCS wire products since the price for CCA and CCS wire products is generally calculated by adding mark-up to the basic costs of raw materials (copper, aluminum and steel) and other production costs, like direct labor and other manufacturing overhead. As raw materials prices rise, our mark-up per ton represents a relatively lower percentage of our gross sales.  Additionally, decreases in licensing technology of Tongda’s new intelligent production lines contributed to the decline in our gross profit margin.

Gross profit for the three months ended September 30, 2011 was $2.8 million, a decrease of $1 million, or 26.2%, when compared to $3.8 million recorded for the three months ended September 30, 2010.

Selling and Distribution Expenses, Administrative and Other Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total revenue for selling and distribution expense, as well as administrative and other expenses for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011		2010
	US$	% of Sales	US$	% of Sales	Percentage Change Year to Year
Gross profit	$2,789,055	22.6%	$3,777,301	36.9%	-26.2%
Selling and Distribution Expenses	$(144,774)	1.2%	$(83,930)	0.8%	72.5%
Administrative and Other Expenses	$(494,308)	4%	$(415,222)	4.1%	19%
Operating Income	$2,149,973	17.4%	$3,278,149	32%	-34.4%

Selling and distribution expenses of $0.14 million were recorded for the 3rd quarter of 2011, an increase of $0.06 million, or 72.5%, when compared to selling and distribution expenses of $0.08 million recorded for the same period of previous year. The increase was primarily due to the increase in salaries and in general office expense.

Administrative and other expenses increased by $0.08 million, or 17%, from $0.42 million for the three months ended September 30, 2010 to $0.49 million for the three months ended September 30, 2011. The increase was primarily due to the following causes: (i) increase in general office expense and (ii) more input in research and development.

Other Income

Other income for the three months ended September 30, 2011 was $0.13 million, an increase of about $0.13 million, or 3696%, compared to about $3,500 for the three months ended September 30, 2010. Other income included bank interest income and foreign exchange gain.

Net Income

Net income for the three months ended September 30, 2011 was $1.5 million, a decrease of about $1.2 million, or -44%, compared to $2.7 million for the three months ended September 30, 2010. The decrease was directly related to our gross profit decrease and increase of interest expenses.

Other comprehensive income

Other comprehensive income represents the foreign currency translation adjustment. During the three months ended September 30, 2011, the RMB rose slightly against the USD, and we recognized a foreign currency translation gain of $0.4 million.

Nine Months Ended September 30, 2011 Compared to the Nine months Ended September 30, 2010

The following table presents the unaudited consolidated results of operations of the Company for the nine months ended September 30, 2011 as compared to the results of operations for the nine months ended September 30, 2010.

	For the Nine Months Ended September 30,
	2011	2010

Revenue	$39,944,158	$27,197,211
Cost of Sales	(27,834,697)	(16,199,598)
Gross Profit	12,109,461	10,997,613
Selling and Distribution Expenses	(401,514)	(247,467)
Administrative and Other Expenses	(1,447,503)	(1,301,651)

Operating Income	10,260,444	9,448,495
Other income	593,532	24,750
Interest expense	(763,781)	(359,671)
Income tax expense	(1,472,216)	(1,188,647)

Net Income	8,617,979	7,924,927
Other comprehensive income	982,665	317,343

Total comprehensive income	9,600,644	8,242,270

Revenue

Our business expanded during the first nine months of 2011. We recorded revenue of $39.9 million for the nine months ended September 30, 2011, representing an increase of $12.7 million, or 47%, as compared to $27.2 million for the corresponding period of 2010. The increase was primarily due to (i) an increase in the price of copper during the first nine months of 2011 relative to the corresponding period in 2010 and (ii) an increase in our total sales volume.  85.2% of our revenue for the nine month period ended September 30, 2011 came from sales in the domestic market, and 14.8% from sales to overseas customers, compared to 86.3% and 13.7%, respectively, for the corresponding period in 2010.

The following tables break down our product sales by specific business segment and product category for each period.

Bimetallic composite wire products segment

	Nine Months Ended September 30,
	2011			2010
	Sales	Volume*	Average Price	Sales	Volume*	Average Price
CCA(S) wire products	$26,834,653	4,802	$5,588	$19,867,416	3,841	$5,172
CCA power cables	9,369,055	654	14,326	2,502,796	148	16,911
Segment Total:	36,203,708	1,824		22,370,212	3,989

Wiring equipment segment
Licensing technology	765,486	N/A	N/A	2,229,367	N/A	N/A
Intelligent composite bimetallic material production line	2,974,964	N/A	N/A	2,597,632	N/A	N/A
Segment Total:	3,740,450	N/A	N/A	4,826,999	N/A	N/A
TOTAL:	$39,944,158			$27,197,211

* metric tons

Cost of Sales and Gross Profit

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total revenue for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011		2010
	US$	% of Sales	US$	% of Sales	Percentage Change Year to Year
Revenue	$39,944,158	100%	$27,197,211	100%	46.9%

Cost of sales
- Product sales to third parties	(27,781,631)	69.6%	(15,513,414)	57.0%	79.1%
- Product sales to related parties	-		(624,493)	2.3%	-100%
- Licensing technology	(53,066)	0.1	(61,691)	0.2%	-14.0%

Gross profit	$12,109,461	30.3%	$10,997,613	40.5%	10.1%

Total cost of sales was $27.8 million for the nine months ended September 30, 2011, compared to $15.5 million for the corresponding period of 2010. As a percentage of total sales, our cost of sales increased to 69.6% of revenue for the nine months ended September 30, 2011, compared to 57.0% of revenue for the same period last year. The reasons for our cost increase are: (i) increases of total output of products and (ii) price increases for copper and aluminum that led to an increase in our material cost. Our gross margin for the nine months of 2011 fell to 30.3% from 40.5% for the same period of 2010.

Our reduced gross profit margin was primarily due to increases in the price of copper and aluminum, 28% and 20%, respectively, during the nine months ended September 30, 2011, as compared to the same period of last year. This led to a decrease in gross margin of CCA and CCS wire products since the price for CCA and CCS wire products is generally calculated by adding mark-up to the basic costs of raw materials (copper, aluminum and steel) and other production costs, like direct labor and other manufacturing overhead. As raw material prices rise, our mark-up per ton represents a relatively lower percentage of our gross sales.  Also contributing to the decline in our gross profit margin was a decrease in licensing arrangements for the technology of Tongda’s new intelligent production lines.

Gross profit for the nine months ended September 30, 2011 was $12.1 million, an increase of $1.1 million, or 10.1%, as compared to $11 million recorded for the nine months ended September 30, 2010.

Selling and Distribution Expenses, Administrative and Other Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total revenue for selling and distribution expense, as well as administrative and other expenses for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011		2010
	US$	% of Sales	US$	% of Sales	Percentage Change Year to Year
Gross profit	$12,109,461	30.3%	$10,997,613	40.5%	10.1%
Selling and Distribution Expenses	$(401,514)	1%	$(247,467)	0.9%	62.2%
Administrative and Other Expenses	$(1,447,503)	3.6%	$(1,301,651)	4.8%	11%
Operating Income	$10,260,444	25.7%	$9,448,495	34.7%	8.6%

Selling and distribution expenses of $0.4 million were recorded for the first three quarters of 2011, up 62.2% as compared to selling and distribution expenses of $0.2 million recorded for the same period of previous year. They account for the 1% of total revenue sales.

Administrative and other expenses increased by $0.15 million, or 11%, from $1.3 million for the nine months ended September 30, 2010 to $1.5 million for the nine months ended September 30, 2011. The increase was primarily due to more amortization of intangible assets.

Other Income

Other income for the nine months ended September 30, 2011 was $0.6 million, an increase of about $0.58 million, or 2900%, compared to $0.02 million for the nine months ended September 30, 2010. Other income included bank interest income, foreign exchange gain and allowance from government encouraging high-tech enterprises expansion and R&D input.

Net Income

Net income for the nine months ended September 30, 2011 was $8.6 million, an increase of about $0.7 million, or 9%, compared to $7.9 million for the nine months ended September 30, 2010. The increase was directly related to our sales revenue growth.

Other comprehensive income

Other comprehensive income represents the foreign currency translation adjustment. During the nine months ended September 30, 2011, the RMB rose slightly against the USD, and we recognized a foreign currency translation gain of $1 million.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had cash on hand of approximately $6.3 million, up $2.6 million from $3.7 million at December 31, 2010. Current assets were $32.3 million, and current liabilities of $14.7 million. Working capital was $17.6 million and the ratio of current assets to current liabilities was 2.20 to 1 as of September 30, 2011.

The following is a summary of cash provided by or used in each of the indicated type of activities during the nine months ended September 30, 2011 and 2010, respectively:

	As of September 30,
	2011	2010
Cash provided by (used in):
Operating Activities	$2,887,870	$5,030,034
Investing Activities	(79,261)	(5,302,220)
Financing Activities	(392,812)	4,000,742

Effect of foreign exchange rate changes	208,208	55,217

Cash, beginning of the period	$3,699,778	$772,977
Cash, end of the period	$6,323,783	$4,556,750

Net cash provided by operating activities was $2.8 million for the nine months ended September 30, 2011, as compared to net cash provided by operating activities of $5.0 million for the same period of 2010. This was mainly due to (i) $8.6 million in net income, (ii) a $3.0 million account receivable increase because of sales growth, (iii) a $5.8 million inventory increase resulting from larger operation, (iv) a $1.6 million decrease in prepaid expenses and other current assets and (v) a $1.5 million increase in accounts payable related to expanded operations.

Net cash used in investing activities was $79,261for the nine months ended September 30, 2011, as compared to net cash used in investing activities of $5.3 million for the same period of 2010. This was mainly due to less capital expenditure for the nine months of 2011.

Net cash used in financing activities was $0.4 million for the nine months ended September 30, 2011, as compared to net cash provided by financing activities of $4 million for the same period of 2010. This was mainly due to (i) no advances from related companies or shareholders in 2011 and (ii) no additional capital contributions in 2011.

Bank loans consist of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)

Short-term bank loans	$8,018,023	$7,945,543

The bank loans as outlined in the following table are secured by mortgages on the land and buildings, other plant and equipment and personal guarantees of some directors’ and third parties. The proceeds of the loans were used to finance the acquisition of property, plant and equipment and working capital of the Company.

The details of the short term bank loans outstanding as of September 30, 2011 are as follows:

Name of bank	Outstanding loan amount	Current Annualized interest rate	Nature of loans	Term of loans	Collateral

China CITIC	US$783,944.50 (RMB5,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equal to 8.20%)	Term loan	April 1, 2011 to March 30, 2012	Related party and third party guarantees

	US$783,944.50 (RMB5,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equal to 8.20%)	Term loan	April 1, 2011 to March 23, 2012	Related party and third party guarantees

SPDB	US$3,135,689 (RMB19,999,428.72)	China Central Bank benchmark half-year rate of 5.85% plus 20% (equal to 7.02%)	Revolving loan	August 5, 2011 to August 1, 2012	Mortgages on land use right, other plant and equipment

SDB	US$1,175,917.50 (RMB7,500,000)	China Central Bank benchmark annual rate of 6.31%	Revolving loan	April 29, 2011 to April 28, 2012	Related party and third party guarantees

	US$1,175,917.50 (RMB7,500,000)	China Central Bank benchmark annual rate of 6.31%	Revolving loan	April 27, 2011 to April 26, 2012	Related party and third party guarantees

	US$962,610 (RMB6,139,520)	LIBOR plus 3 bps (equal to 4.5%)	Export loans	January 27, 2011 to January 26, 2012	Related party and third party guarantees

The details of the short term bank loans outstanding as of December 31, 2010 are as follows:

Name of bank	Outstanding loan amount	Current Annualized interest rate	Nature of loans	Term of loans	Collateral

China CITIC	US$757,576 (RMB5,000,000)	China Central Bank benchmark annual rate of 5.31% plus 20% (equal to 6.37%)	Term loan	April 6, 2010 to April 5, 2011	Related party and third party guarantees

	US$757,576 (RMB5,000,000)	China Central Bank benchmark annual rate of 5.31% plus 20% (equal to 6.37%)	Term loan	April 7, 2010 to March 28, 2011	Related party and third party guarantees

SPDB	US$3,212,727 (RMB21,204,000)	China Central Bank benchmark half-year rate of 4.86% plus 10% (equal to 5.35%)	Revolving loan	August 12, 2010 to August 9, 2011	Related party and third party guarantees Mortgages on land use right, other plant and equipment

Name of bank	Outstanding loan amount	Current Annualized interest rate	Nature of loans	Term of loans	Collateral

SDB	US$1,136,363.50 (RMB7,500,000)	China Central Bank benchmark annual rate of 5.31% plus 10% (equal to 5.84%)	Revolving loan	November 9, 2010 to May 23, 2011	Related party and third party guarantees

	US$1,136,363.50 (RMB7,500,000)	China Central Bank benchmark annual rate of 5.31% plus 10% (equal to 5.84%)	Revolving loan	November 10, 2010 to May 23, 2011	Related party and third party guarantees

	US$944,937 (RMB6,236,586)	LIBOR plus 3 bps (equal to 2.4%)	Export loans	November 24, 2009 to November 23, 2010 and renewed until May 2011	Related party and third party guarantees

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.          Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2011, our controls and procedures were not effective due to certain significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.          Legal Proceedings

There have been no material changes from the disclosure provided in (i) Part 1, Item 3 of our Annual Report on Form 10-K for the year ended September 30, 2010 and (ii) under the heading “Legal Proceedings” in Item 2.01 of the Current Report on Form 8-K, filed with the SEC on March 31, 2011, as amended and filed with the SEC on May 31, 2011, July 22, 2011 and September 30, 2011.

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

TODA International Holdings Inc.

November 14, 2011	By: /s/ Chuan-Tao Zheng
Name: Chuan-Tao Zheng
Title: President and Chief Executive Officer

TODA International Holdings Inc.

November 14, 2011	By: /s/ Anthony Zhang
Name: Anthony Zhang
Title: Chief Financial Officer