Form 10-K
period 2011-12-31
TODA INTERNATIONAL HOLDINGS INC.
filed 2012-04-16
CIK 1381792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________.

Commission File No. 000-52346

TODA INTERNATIONAL HOLDINGS INC.

(Exact Name of Registrant as Specified in Its Charter)

CAYMAN ISLANDS	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Dalian TOFA New Materials Development Co, Ltd.

No. 18-2-401 Gangjing Garden, Dandong Street, Zhongshan District

Dalian, Liaoning Province, PRC  116001

(Address of Principal Executive Offices, including zip code)

011-86-(411) 8278-9758

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Ordinary stock, par value $0.000256 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☑

April 13, 2012, there were 27,780,000 shares of the registrant's ordinary stock, par value $0.000256 were outstanding.

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties.  Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this annual report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission ("SEC"), and that these statements are only estimates or predictions.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of this annual report.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this annual report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

In this Annual Report on Form 10-K, we will refer to TODA International Holdings, Inc., a Cayman Islands exempted company, as "TODA," "Company," "we," "us," and "our."

PART I

Item 1.  Business.

Overview

We were incorporated as Summit Growth Corporation on September 27, 2006 in the Cayman Islands as an exempted company. Since March 15, 2011, our principal place of business has been based in the People’s Republic of China (the “PRC” or “China”). Our name was changed to TODA International Holdings, Inc. as of May 16, 2011. Our headquarters are located at: c/o Dalian TOFA New Materials Development Co, Ltd., No. 18-2-401 Gangjing Garden, Dandong Street, Zhongshan District, Dalian, Liaoning Province, PRC  116001, Telephone: 011-86-(411) 8278-9758.

We are primarily engaged in the research and development, production and distribution of composite bimetallic materials, primarily copper-clad aluminum, or CCA, and its manufacturing equipment. We are also involved in the research and development of additional related production technologies and we provide consultancy services on such technologies to a number of entities, within and out of China. Due to PRC legal restrictions on foreign ownership and investment in businesses in China, we operate our business primarily through Dalian TOFA New Materials Development Co., Ltd. (“TOFA”) and Dalian Tongda Equipment Technology Development Co, Ltd. (“Tongda” and, collectively with TOFA, the “VIEs”), each a consolidated affiliated entity of TODA in China.

Organization

We are a holding company and parent of Victor Score Limited, a British Virgin Islands business company incorporated on May 13, 2010 (“Victor Score”). Victor Score is the parent company of Apex Wealth Holdings Limited, a Hong Kong limited liability company incorporated on February 12, 2010 (“Apex Wealth”). Apex Wealth is the parent of Dalian Xinding New Materials Technology Consultancy Co., Ltd., a wholly-owned foreign enterprise incorporated in China (“Dalian Xinding”) on August 18, 2010. None of Victor Score, Apex Wealth or Dalian Xinding conducts any independent business operations. Dalian Xinding entered into a series of contractual arrangements with each of the VIEs and their respective shareholders on October 12, 2010 (collectively, the “VIE Agreements”), pursuant to which Dalian Xinding effectively controls, and is able to derive substantially all of the economic benefits from, the VIEs. The VIE Agreements include a Loan Agreement, Equity Interest Pledge Agreement, Equity Interest Purchase Agreement, Business Operation Agreement and Lease Agreement.

Pursuant to the terms of the Loan Agreement, Equity Interest Pledge Agreement and Equity Interest Purchase Agreement, Dalian Xinding effectively gained equity control of TOFA and Tongda.

•	Under the Loan Agreement, each of the TOFA and Tongda shareholders received a loan from Dalian Xinding to pay off the debts arising from their capital contributions to TOFA and Tongda.

For TOFA shareholders, Pi Jia Liu, Zong Li Li and Chuan-Tao Zheng, the aggregate amount of the loans is approximately $2.25 million (based on conversion rate of 1 RMB = $0.149849 on October 12, 2010).  The individual loan amounts for Messrs. Liu, Li and Zheng are approximately $0.19 million, $0.35 million and $1.70 million, respectively.

For Tongda shareholders, Li Zhi Fei, Di Wang and Yu-Kai Wang (YK Wang), the aggregate amount of the loans is approximately $1.05 million (based on conversion rate of 1 RMB = $0.149849 on October 12, 2010).  The individual loan amounts for Messrs. Fei, Di Wang and YK Wang are approximately $0.08 million, $0.43 million and $0.53 million, respectively.

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

The following diagram sets forth the current ownership structure of the Company:

*	the remaining 10% ownership of Panjin TOFA Cable Co., Ltd. is held by two minority shareholders of TODA.

Each of TOFA and Tongda is a private limited company incorporated and headquartered in Dalian, Liaoning Province, China. Mr. Zheng, our Chairman of the Board, President and Chief Executive Officer, is the majority owner of TOFA, holding 75.7% of the equity interest in TOFA. Mr. YK Wang, our Chief Technology Officer and a director, is the majority owner of Tongda, holding 51.0% of the equity interest in Tongda. Zhaodong TOFA Cable Co., Ltd. (Zhaodong TOFA) was formed on November 18, 2011 and is a wholly-owned subsidiary of TOFA. Panjin TOFA Cable Co., Ltd. (“Panjin TOFA”) was formed on June 30, 2011 and is a majority owned subsidiary of TOFA. Two minority shareholders of TODA hold an aggregate 10% equity interest in Panjin TOFA.

History

From incorporation to March 15, 2011, the business of the Company, as Summit Growth Corporation, consisted solely of identifying and entering into a business combination with a privately held business or company, domiciled and operating in an emerging market that was seeking the advantages of being a publicly held corporation whose stock is eventually traded on a major United States stock exchange.

On March 15, 2011, the Company and its controlling shareholders entered into and consummated a share exchange with Victor Score and the Victor Score shareholders. Pursuant to the terms of a Share Exchange Agreement among the parties (the “Share Exchange Agreement”), all of the issued and outstanding shares of Victor Score were exchanged for shares of the Company.

In addition, the following actions occurred under the terms of the Share Exchange Agreement:

•	The Company issued an aggregate of 32,839,910 ordinary shares to 35 former Victor Score shareholders in exchange for 30,546.31 shares of Victor Score stock then held by them and 104,571.95 preference shares to Mr. Zheng in exchange for 19,453.69 shares of Victor Score stock then held by him. Upon effectiveness of the share exchange, the Company had 34,645,610 ordinary shares and 104,571.95 preference shares issued and outstanding. Mr. Zheng held 100% of the outstanding preference shares, or 23.19% of the voting power, of the Company.

•	As a condition to the closing of the share exchange, Mr. Joseph Rozelle resigned as a director of the Company, such resignation was effective on May 5, 2011, and Messrs. Zheng, YK Wang and Yu-Long Wang (YL Wang) were appointed to the board of directors of the Company, with Mr. Zheng being named Chairman of the Board. Mr. Zheng’s appointment was effective immediately and the appointments of Messrs. YK Wang and YL Wang were effective on May 5, 2011.

•	Also as a condition to the closing of the share exchange, Mr. Karl Brenza resigned as the President and Chief Executive Officer of the Company, Mr. Zheng was appointed Chief Executive Officer and President, Mr. Anthony Zhang was appointed Chief Financial Officer and Secretary, Mr. Pi-Jia Liu was appointed Chief Operating Officer and Mr. YK Wang was appointed Chief Technology Officer.

As of May 16, 2011, we effected a one-for-two consolidation of our issued and outstanding ordinary shares and increased the amount of our authorized ordinary shares from 39,062,500 shares to 100,000,000 shares.  The preference shares issued in connection with the share exchange were automatically converted into 10,457,195 ordinary shares upon effectiveness of the share consolidation.

As a result of the consummation of the share exchange and the one-for-two share consolidation, as of May 16, 2011, we had 27,780,000 ordinary shares and no preference shares of the Company's capital stock issued and outstanding.

Business

Description of Our Industry

The Composite Bimetallic Material Industry, Generally

The composite bimetallic material industry is part of the wire and cable industry. The wire and cable market broadly consists of two large categories: electrical, involving products that are used for electrical current carrying capabilities, and telecommunications, involving products that are used for signal carrying communications purposes. The global bimetallic wire industry is fast-growing and increasingly competitive. This is especially true in China where there is considerable fragmentation of manufacturers.

Traditionally, electrical conducting wires are made of copper because of its excellent conductivity, solderability and lower contact resistance. However, the weight of copper has been a disadvantage. Copper cladding over a core of steel or aluminum offers the surface corrosion resistance and solderability of a solid copper conductor at significantly less weight. As a result, composite bimetallic conductors are generally used as substitutes for solid copper conductors and offer the consumer the following advantages over solid copper - lighter weight per unit volume and high tensile strength - while maintaining the excellent conductivity of pure copper.

To produce the composite bimetallic material, aluminum rods or steel wires are wrapped concentrically with high quality copper ribbon; the two metals are then bound together using advanced clad welding technology. The clad welding enables the two metals to establish a very firm and strong metallurgical bond and makes the two become an inseparable one. The composite bimetallic material can be subject to wire-drawing and heat treatment processes just like single metal material. During the wire-drawing process, the outer copper cladding and the inner aluminum or steel core are proportionally decreased in diameter, thereby guaranteeing a constant ratio in the volume of copper per unit of composite bimetal.

In the 1970s, scientists in the US, Europe and Japan began researching and developing the first CCA materials. Their research concluded that CCA wire could be used effectively in much the same way as pure copper wire. This made CCA wire an excellent substitute for pure copper wire in terms of their applications, techniques involved and more importantly, costs. Since then, CCA wire and cable have been widely employed in the telecommunication, information technology, auto and, most recently, construction industries, which resulted in a tremendous decrease in the use of copper resources and project costs.

When compared to pure copper, composite bimetals have distinct advantages:

•	Because of the “superficial effect” of high frequency signals, composite bimetals have the same electrical conductivity as pure copper when transmitting high frequency signals of 5 MHz or above;

•	The density of CCA wire is only 37% to 40% of pure copper wires, so for wires of the same weight and diameter, CCA wire will be 2.45 to 2.65 times longer than pure copper wire;

•	The copper outer layer makes it easy to weld;

•	The relative lighter weight of CCA to pure copper (ratio of 1:2.45 for wires of equal length) makes it easier to handle and saves on unit transportation cost;

•	Higher flexibility makes CCA easier to be processed than pure copper;

•	pure copper could cost about three times as much as CCA; and

•	Copper-clad steel, or CCS, wire is 1.6 to 2 times stronger than pure copper in terms of tensile strength when comparing wire of same weight and diameter, and, during signal transmission, has the same transmission parameters as pure copper; therefore, production costs of electrical wire and cable can be greatly reduced employing the composite bimetallic material while maintaining the strength of pure copper.

Composite bimetallic wire can be further processed into enameled, tin-plated and silver-plated wire depending on the final application. Tin-plated composite bimetallic wire easily welded and can resist being sulphuretted. Silver- plated CCS wire has a higher conductivity for electricity and heat and better resistance to corrosion and oxidation. Therefore, these wires can be applied to a great variety of fields.

Aside from the more traditional use of composite bimetallic wire in the electrical and telecommunications business, composite bimetallic wire has found wide application in industries that have high-tech elements, such as the military, aerospace, automobile, computer and electronic appliance industries.

The Chinese Composite Bimetallic Metal Market

Prior to 1997, China did not have the capability to produce any composite bimetallic material. TOFA was one of the first companies to enter into the industry, spending time and energy researching the production of CCA material and succeeding in developing this product in China. TOFA was granted a national patent by the PRC Government for its proprietary technology used in the production of bimetallic wires with clad welding in 1997. The successful development of composite bimetallic material by local companies, including TOFA, was a landmark innovation in China. It has filled the vacuum in the production of this category of “new materials” in the country.

The successful development of composite bimetallic materials has significant meaning for China, reducing the cost of production of copper clad products and China’s reliance on imported composite bimetallic materials. This has also created an industry that helps to lower material or production costs for companies in downstream industries, and helps the country save millions of tons of copper resources per annum.

Because of the various advantages they have over pure copper products, the demand for composite bimetallic wire has been steadily increasing ever since they were introduced to the market. In 2005, Professor Dai, YaKang, a leading expert in the introduction and development of composite bimetals in China predicted, while participating in the Beijing Conference of the International Copper Association Ltd. (the “ICA Conference”), that 25% to 50% of the copper products market in China would gradually be replaced by composite bimetallic products by 2025. The International Wrought Copper Council (“IWCC”) has estimated that, at present, the annual demand for copper in China is in excess of 5 million tons.  Based upon the statistics set forth by the IWCC, this demand increased at a rate of between 10% and 20% per year since 2000.  Using a 25% assumed replacement rate, by 2025 the annual demand for CCA and CCS will be at least 1.25 million tons. Using the current wholesale price of approximately US$5,800 per ton, the domestic CCA and CCS market in China will conservatively be worth about US$7.25 billion per year by 2025.

Prior to 2005, the supply of CCA and CCS material for use in business in China was lagging the rest of the world because there were only a few manufacturers in China capable of producing composite bimetallic products. As a result of surging copper prices in early 2005, there was imminent need for the use of composite bimetals as replacements for pure copper material in a great variety of industries. This led to the rapid establishment of a number of companies that began producing composite bimetallic material and wires. However, due to a lack of access to proprietary technology and R&D capability, most of these producers operate on a rather small scale and produce composite bimetallic products that are used in the “lower end” markets, like those to be applied to home appliances. There are currently approximately 20 manufacturers that are of sufficient size, with production capacity, technological know-how and R&D capability to effectively compete on a national scale and less than five, including TOFA, are considered major players who have the ability to produce the kind of composite bimetallic products that are in great demand and could yield higher margin like the electricity and power cables on a larger scale, without the need to compete on price alone.

The Liaoning Province 2011 Government Work Report, published on January 27, 2011, provides that the local government is undertaking five industry-promoting programs designed to support Liaoning’s development.  In connection with the “Industrial Project,” the government anticipates that “fixed asset investment” will surpass RMB 850 billion ($150 billion), with the investment in the power industry representing approximately 2% of the total. As a result, the Provincial Electricity Bureau’s solicitation of tenders for the supply of power cables could be worth US$3 billion every year. Although not all of the cables used will be made of composite bimetallic products, there is tremendous potential for growth in this area. In terms of total output, China produced about 5,000 tons of CCA and CCS wire in 2001, as compared to total production of 25,000 tons of CCA and CCS wire in 2006 and 40,000 tons in 2007.

In late 2008/early 2009, the Chinese State Council announced a US$590 billion stimulus package to support the Chinese economy in response to the financial turmoil of late 2008. Approximately US$30 billion of this stimulus money has been allocated to the advancement of the telecommunication industry, including the promotion of 3G mobile communication services, digital TV sets and next generation broadband. The 3G and 3G LTE Development Plan put forth by the Chinese State Council, provides that, with respect to radio and cellular technology, approximately RMB 400 billion will be invested in this sector over the next several years to build in excess of 400,000 base stations to provide services to approximately 15 million end users.  This represents an annual increase of approximately 80,000 to 100,000 base stations throughout the country for the next three years.  Based on TOFA’s experience, each base station needs between 500 and 800 meters of coaxial cable which equates to a minimum annual demand of 60,000 kilometers of coaxial cables.  Each kilometer of coaxial cable uses approximately 500-700 kilograms of CCA, resulting in an annual demand of approximately 40,000 tons of CCA per year. Management believes that this will lead to a much higher demand for CCA wires and in fact that the whole composite bimetallic materials industry shall be significantly boosted.

Description of Our Business

Unless otherwise indicated, the following information relates only to the business and operations of our VIEs.

Our Variable Interest Entities

Dalian TOFA New Materials Development Co., Ltd.

TOFA was founded as a limited liability company on November 12, 1997. It is engaged in the development, manufacture and sale of composite materials, primarily copper-clad aluminum wire, for use in various industries in China. TOFA is a pioneer in the composite bimetallic materials industry in the PRC in terms of the production equipment and technology it employs, the quality of its products and its research and development capability.

Industrial data collected by TOFA suggests that it currently has a market share of approximately 30% of the high-end radio frequency (“RF”) cable CCA market segment in China.  The “high-end RF cable CCA market segment” includes primarily telecommunications operators, and to a lesser extent, the power cable industry.  In 2009, according to the most recent statistics available as published in the China Cable and Optical Device Industry Summary and 5 Year Plan 2011-2015, the telecommunications RF cable market accounted for the sale of approximately 400,000 kilometers (km) of copper and/or CCA material.  Industry-wide, RF cables sold in 2009 consisted of approximately 60% of 7/8” Φ9.3-9.8 copper inner conductors and 40% of 1/2” Φ4.90 CCA inner conductors.  The total sale of CCA inner conductors was, therefore, 160,000 km.  Each km of CCA inner conductor contains 60 kg of CCA, using a total of 9,600 metric tons of CCA in 2009.  Although we believe that these 2009 statistics present a conservative picture of the industry as of early 2011, assuming stagnant production in 2010 and taking into account TOFA’s sale of 7,074 metric tons of CCA for RF cables in 2011, at the end of 2011, TOFA is estimated to have sold approximately 30% of all high-end RF cable CCA in China in 2011.

Its proprietary clad-welding technology was first awarded a patent by the Chinese Government in 1997 and its CCA wire was recognized as a “State Level Major New Product” by five Ministries of the State Council of PRC within four years of inception. Since then, TOFA has secured six patents on its processes and products.

In 2000, the Company was invited by the China National Standardization Committee to be the principal party participating in the drafting of industrial standard SJ/T11223-2000 for the use of CCA and CCS wires in the electronic industry in China. The standard has been expanded and is now applicable to all production, manufacturing and use of CCA and CCS products in China. Manufacturers of composite bimetallic materials are also required to satisfy the International Standards certification ISO9001:2000, a quality management system where an organization:

1.	must demonstrate its ability to consistently provide product that meets customer and applicable regulatory requirements, and

2.	aims to enhance customer satisfaction through the effective application of the system, including processes for continual improvement of the system and the assurance of conformity to customer and applicable regulatory requirements.

TOFA meets these certification standards. Further, TOFA’s products are recognized within the wire and cable industry, both domestically and internationally, to be of very high quality and the “TTOFF” trademark under which TOFA markets its products is a sign of quality. With customers’ recognition for its brand and products, TOFA began to expand its production capacity and continued to develop more products and the related production technologies.

TOFA is beginning to enjoy the rewards of its efforts spent on product and technology development in the earlier days. Management believes that, as a result of its reputation, quality and product development capability, coupled with the increased demand for composite bimetallic products in China and an aggressive business development plan (discussed below), TOFA will continue to grow in the industry over the next two to three years.

Products and Services

TOFA currently produces a series of composite bimetallic materials from copper and aluminum. CCA is aluminum with a cladding of copper welded along the whole length of the material. Such material normally appears in the form of a wire and can be further drawn into fine wires with different diameters and/or further processed into wires with different coatings like silver, enamel or tin according to the requirements of their final applications or specifications of the customers.

The major products of TOFA include:

•	CCA wire for use in telecommunication cables;

•	CCA wire for use in power cables; and

•	Raw material for electro-magnetic coils.

The CCA wire produced by TOFA is either sold to end users or to intermediaries who further process the materials into finer wires or coated wires. Because of the unique characteristics of the CCA wire, namely the high conductivity, light weight and lower prices when compared to pure copper wires, management believes that there will be tremendous demands for the Company’s CCA wire products, especially in the telecommunications and power industries in China. At present, annual spending on copper products within the power industry in China is estimated to be US$71 billion, and about 30% of which is for power cables. Using current estimates, and assuming a 25% replacement of pure copper cables by CCA cables at a price equal to about 70% of the price for pure copper, we believe the market potential of CCA power cables could reach US$3.7 billion annually by 2025 (US$71 billion x 30% x 25% x 70%).

In 2006, TOFA began researching the development of a copper clad aluminum magnesium alloy (“CCAM”) braided material. The aluminum and magnesium alloy has a magnesium content of 0.8% to 1.5% that produces a bimetallic product with higher tensile strength that is used primarily in the production of high quality coaxial radiant electric cables. CCAM is a finer/thinner wire than the bimetallic wire currently produced by TOFA. Beginning in 2008, Shenzhen Tofa Complex Metal Material Co., Ltd., a company located in Shenzhen, China which is owned by Mr. Chuan-Tao Zheng, our President, Chief Executive Officer and Chairman of the Board of Directors (“Shenzhen Tofa”) began producing CCAM braided material, which it periodically sells to TOFA for those of TOFA’s customers that require it. At this time, TOFA does not intend to begin producing CCAM itself.

In 2008, TOFA expanded its product offerings to include CCS wire (which is similar to CCA although the aluminum is replaced by steel). Unlike CCS wire produced using traditional methods, TOFA’s CCS wire is eco-friendly and cost-effective to consumers for use in electronic, auto, home electrical appliances and IT industries. Management estimates that the annual demand for CCS products in China is about 80,000 to 100,000 tons, and the supply is mostly low price, low conductivity electro-plated products that are made using traditional processes. In general, the most significant negative factor impacting the environment in connection with the traditional production of CCS can be traced to the use of toxic materials to polish and weld the materials.  The traditional CCS production process uses a significant amount of acid, alkali and highly toxic cyanide, all of which have a negative impact on the environment.  Because of this, use of these substances has been widely restricted.  In comparison, TOFA’s CCS production process depends completely on mechanical processes to polish copper, peel aluminum strips, coat welds and pull metals together to achieve metallurgical bonding.  The entire process is completed without the use of acid, alkali or cyanide, resulting in minimal impact on the environment.

TOFA is confident that its eco-friendly CCS products will gradually replace the existing products in the market in three to five years’ time. At the current time, CCS sales by TOFA amount to less than 5% of its total revenues.  However, TOFA is currently developing a high-yield CCS production line that it intends to launch within the next year.  The new production line is expected to produce high quality CCS wire on a large scale, with high efficiency, low environmental impact and low cost.  As a result, management believes that TOFA’s CCS wire will be an attractive alternative to the current norm – environmentally harmful CCS and electro-plating.

TOFA has focused on these products as its major revenue contributors because of the competitive advantage of its capability to produce CCA power cables and CCA boards and also because of the huge market potential. CCA electricity and power cables have an extremely large potential demand in China. For example, providing CCA electricity/power cables to a building in a city will, on the average, cost US$2.35 per square meter of gross floor area; and in Dalian alone, based on information reported in “The 2010 Real Estate Market Research Report for Dalian” published by the China Real Estate Information Corporation, there are approximately 6 million square meters of gross floor area being constructed every year. This means there is a potential demand of CCA electricity/power cables of US$14 million per annum. In August 2010, TOFA conducted a feasibility study on the replacement of traditional copper power cables by CCA power cables in the residential development projects in selected cities within Liaoning Province, followed by some trial marketing. The market was very receptive of CCA power cables because of their comparable conductivity characteristics to pure copper cables, coupled with the lighter weight and lower price of the products. In the year following the conclusion of this study and marketing effort, TOFA recorded US$47.0 million in sales of its products. Encouraged by these results, the management of TOFA is very confident that CCA cables will be applied to the new buildings and has begun talks with the various relevant government departments in some of the second tier cities like Fushun, Yingkou, Tieling and Anshan in Liaoning Province. TOFA regards this as a starting point as second tier cities, although smaller in scale, are also fast growing, and could shorten the time required to promote and market the CCA cables. Successfully securing orders for CCA cables in these cities will showcase the high qualities of their products to potential customers in other cities in the country, and would hopefully lead to more orders. With a proven track record from these second tier cities, TOFA will then begin to expand its presence in the CCA power cable market in first tier cities.

Employees

TOFA currently employs 137 individuals, all of whom are full time employees.

Suppliers

TOFA obtains all of its raw materials from local copper ribbon manufacturers and aluminum and steel rod factories in China. TOFA enters into purchase contracts with the respective manufacturers or factories for the quantity of a particular metal that it anticipates will be required for production over a two month period. The purchase price of each individual metal closely resembles the price for delivery of the metal in the spot market in the Shanghai Futures Exchange. TOFA usually pays a deposit of about 30% of the purchase price at the time it enters into an order and the remainder is paid within 30 days of acceptance of delivery.

Because of the specific requirements with respect to the quality of the copper belts and aluminum rods, TOFA only sources raw materials from the list of qualified suppliers. There are three to four primary suppliers with whom TOFA has had a long term working relationship and a number of secondary suppliers that are available to fill in on an “as needed” basis. In 2011, TOFA’s major suppliers were:

Raw Material	Supplier	Percentage of Material Purchased Annually
Copper ribbons	Anhui Yongjie Copper Co. Ltd.	74%
	Shanxi Chunlei Copper Co. Ltd.	16%

Aluminum rods	Jiangyin Hengli Electronic Co. Ltd	86%

Additionally, by early 2011, TOFA had replaced all of its existing production machinery with intelligent production machines made by Tongda. This is discussed in further detail below.

Sales and Marketing

TOFA has a sales team of 15 full-time staff to market its products to its customers in both the domestic and the international market. At present, about 80% of its bimetal composite materials are sold in China while the remaining 20% is marketed internationally, primarily in South Korea, Taiwan, Germany and the US. It has targeted reputable enterprises in the telecommunication, electricity and power, home electronic appliances, auto and IT industries to be its preferred clients. TOFA has successfully built up a client base of well-known and respected names. These include local companies and international companies located in the US, Germany, Taiwan and South Korea. TOFA’s diversified customer base has lowered its risk of reliance on a small number of clients to keep the business growing. TOFA’s largest customers in terms of net sales during the last three years were (amounts presented in US$ in thousands):

Customer Name	2009	2010	2011
Radio Frequency Systems GMBH	$550	$2,896	6,701
Jiangsu Hengxin Technology Co., Ltd.	1,522	3,397	6,864
ShengYi Jianshe Group	321	1,057	5,463
Hua Tong Technology Ltd.	2,330	1,159	5,384

Unit sales price of TOFA’s CCA products is determined according to a pre-agreed formula (which is equal to the sum of the average copper price for spot delivery on the Shanghai Futures Exchange multiplied by a factor of 30% to 40% (depending on the form of final output) plus the average aluminum price for spot delivery multiplied by a factor of 60% to 70% (again, depending on the form of final output) plus processing fees). This price is exclusive of packaging and transportation costs.

Competition

Based on customer feedback, internal marketing data related to the CCA market in China, our patented technology and expertise as evidenced by our participation as a principal party in the drafting of China’s industrial standards for the use of CCA and CCS wire in the electronic industry in China, we believe that the TOFA name is highly regarded by its customers and throughout the industry in China and recognized as a key player in the composite materials industry in China.

The following table sets forth TOFA’s primary competitors in the various industries where CCA is currently being applied in China, based solely on the experience of TOFA’s management, coupled with periodic discussions with industry experts:

Industry	Company Name

Telecommunications RF Cable*	Fushi Int’l (Dalian) Bimetal Wires & Cables Co. Ltd. (a subsidiary of Fushi Copperweld Inc.)
Zhangjiagang Liangsheng Composite Bimetal Materials Co.
Suzhou Nanfang Xinda Bimetal Materials Co. Ltd.

Home Electrical Appliances**	Zhangjiagang Shingtian Metal Wires Co. Ltd.
Suzhou Nanfang Xinda Bimetal Wires Co. Ltd.
Fushi Int’l (Dalian) Bimetal Wires & Cables Co. Ltd.

Electrical Power***	Fushi Int’l (Dalian) Bimetal Wires & Cables Co. Ltd.

*	The total size for the telecommunications market is approximately 20,000 tons per annum, of which about 60% is the RF cable market.

**	The total size of the home electrical appliance market is approximately 10,000 tons per annum. TOFA used to have a more robust presence in the home electrical appliances CCA market; however, because of the lower margin and generally longer credit period afforded to customers in this market, TOFA has begun switching its resources to concentrate on CCA products and market that yield higher returns like the telecommunication and power cables industries.

***	The use of CCA cable for the electrical power industry in China is just beginning with annual demand estimated at 3,000 tons.

This achievement is the result of extremely strong and aggressive dedication to research and development, as well as the quality of the products that it puts out. TOFA was the first Chinese company to enter the CCA industry in 1997 and its coating and welding processes were awarded the first patent in China’s CCA industry from the State Patent Office.  TOFA has since been granted six patents for its CCA technology.  No other company in China possesses such patented technology.  Additionally, TOFA’s use of the intelligent, composite bimetallic material machinery developed and patented by Tongda for the production of its CCA wire (which is currently unique within China) enhances TOFA’s product and, by extension, its reputation.  Further, the fact that it had been one of the principal parties to draft the industrial standards for the CCA wires for use in the electronic industry when such wires were introduced to the local market has also helped TOFA build a recognizable brand name. At present, it is also participating in drafting CCA wire industrial standards for use by all industries in China.

In fact, because of the rather high barrier to entry in terms of the production technologies required, our management believes that there are less than fifty players in the industry in the whole of China and among them, only twenty or so can be considered as having decent productions.

Of the top three or four players, Fushi Copperweld believes it is one of the largest bimetal producer in the world in terms of manufacturing capacity. Fushi has acquired manufacturing plants in the US and the UK, which have resulted in its gaining substantial market share in the international market. Despite having a smaller scale than Fushi Copperweld; TOFA management believes that it is very competitive because of its research and development capability, proprietary technologies and the brand name it has built up.

Research and Development; Intellectual Property Rights

TOFA has placed great emphasis on research and development since its formation in 1997. Having been a pioneer in the R&D of CCA wire from inception, TOFA now seeks to expand its reach by developing superior CCS wire and is exploring the development of CCA and CCS boards to complement its current business. Research and development costs are charged to expense as incurred.  These costs mainly consist of remuneration for the staff and material costs.  TOFA incurred $213,622 and $127,366 in research and development costs for the years ended December 31, 2011 and 2010, respectively.

TOFA has been granted a total of six patents by the Chinese Government on their CCA wire products. The term of each of these patents runs from September 20, 2009 through September 19, 2019.  They include:

•	Conducting wires used grounding in lightning rods (ZL200520117626.7);

•	Ultra high-voltage grant span power transmission cable (ZL200520117631.8);

•	Conducting wires used for making braid and plug electronic components (ZL200520117628.6);

•	Bearing and trolley wire used for electrified railway (ZL200520117625.2);

•	High-voltage power cables of 66KV and below (ZL200520117629.0); and

•	Shaped wires used for high and low voltage distribution equipment (ZL200520117635.2).

TOFA Subsidiaries

In June 2011, TOFA, together with two minority shareholders in TODA, formed Panjin TOFA Cable Co., Ltd. for the purpose of manufacturing CCA.  Panjin TOFA is based at New Materials Industrial Park, Yuanlin Village, Chenjia Town, Panshan County, Panjin City, Liaoning Province and began production on June 30, 2011.

In November 2011, TOFA formed Zhaodong TOFA for the purpose of selling CCA. Zhaodong TOFA is currently in the process of renovating its facilities to be located at 2nd West Versailles Apartment, No.1 Runhong, Zhengyang Street, Zhaodong City, Suihua City, Heilongjiang Province and has not begun doing any business.  We anticipate that the renovation of the Zhaodong TOFA facility will be completed and operations will commence in June 2012.

Dalian Tongda Equipment Technology Development Co., Ltd.

In 2008, Tongda was incorporated to engage in the research, development, production, manufacturing and distribution of intelligent composite bimetal materials manufacturing equipment. Tongda also provides consultancy services to customers with regard to such production technologies. All bimetallic composite materials production lines manufactured by Tongda employ a number of independent patented technologies that enable fully automated and intelligent control over raw material supply, clad-welding and finished product collection. The entire bimetallic composite material production process is monitored by a programmable logic controller (“PLC”) to ensure coordinated action of the various parts making up the production line. Tongda’s automated bimetallic composite materials production lines are the first of their kind to be introduced and marketed in the PRC.

Products and Services

Tongda produces a series of fully-automated, intelligent composite bimetal materials manufacturing equipment and facilities for the production of CCA wire and CCAM wire of various thicknesses (from 0.04 mm to 17 mm) and CCS wires with diameters less than 1.66 mm. Tongda is researching into production equipment that could produce CCS wires of diameters up to 7.5 mm, which requires more advanced technology to bond the constituent metals, and expects such equipment to be available in first half of 2013. The Tongda composite bimetal materials producing equipment is innovative in China as there was no domestically produced equipment of such kind in the market before. Apart from the automatic, intelligent composite bimetal materials manufacture equipment, Tongda also produces the following stand-alone machines and equipment used during the composite bimetal materials production process;

•	wire-drawing machines;

•	metal feeding devices;

•	wire collection devices;

•	waste materials pressing machines;

•	copper belt connecting devices;

•	copper belt buffers;

•	inverted cleaning detection devices;

•	inverted bare wire devices; and

•	hydraulic cooling connecting devices.

The availability of automated bimetallic composite material production lines and related equipment has made the manufacturing of the composite bimetal materials more cost effective and reduced total production time.

Traditionally, manufacturing of composite bimetallic materials was carried out via a number of discrete tasks - from cleaning of the raw metals, to loading the raw metals onto feeding wheels, to welding the raw metals into one wire, to collection of the finish products. These steps were each done on a separate machine and production was limited by the length of the ribbons and rods that could be input into the various machines. Tongda’s advanced design, which combines a built-in raw material feeding device, intelligent welding device and finished product collection device into one piece of equipment, makes it possible to produce high quality composite bimetal wires continuously. This is a breakthrough in the production mechanism in the industry in China. So, with the use of the intelligent production equipment from Tongda, the very complicated process of composite bimetal material production has become simplified.

When compared to the old generation equipment in Tongda’s internal testing process, the employment of the intelligent production lines from Tongda increases production efficiency by about 33% and lowers material wastage by 3%. Under the traditional system of manufacturing, raw material is lost in the feeding process and during the joining of one batch to the next for a continuous wire. Because of the high precision of the intelligent production lines, the copper ribbons used can be 20% thinner than those to be processed using the old machines. As a result, the material cost and hence the production cost is substantially lower.

The production process is more environmentally friendly. The intelligent design uses a mechanical peeling process to scratch off the outer layer of the aluminum rod, replacing the need to clean the surface of the metals with an alkali solution, thereby eliminating the waste water that would otherwise be generated from the cleaning of the raw materials. There is also a lower level of noise generated using Tongda’s intelligent production equipment when compared to the traditional bimetal materials production equipment.

Employees

Tongda currently employs 41 individuals, all of whom are full time employees.

Suppliers

To minimize the carrying and management costs, Tongda organizes its raw material purchases in such a way to keep inventory to a minimum. It keeps adequate supplies of those parts and raw materials required for the manufacture of two intelligent production lines, which require a delivery lead time of two months and above. With respect to the manufacture of its other machines and products, Tongda generally keeps only a small reserve of parts and raw materials and can easily order the materials required for production as an order comes in to the company. Tongda normally pays a deposit of 30% on signing a purchase order with its suppliers and settles in full when the supplies are received.

In 2011, Tongda’s major suppliers were:

Parts/ Raw Material	Supplier	Percentage of Material Purchased Annually
Steel	Dalian Pengda Steel Material Co Ltd	68%
	Dalian Hongxingiso Steel Material Co Ltd	30%

Machinery and Parts	Dalian Weiyun Plastic Machinery Co Ltd	43%
	Dalian Shahekou Xudong Machines	46%
	Dalian Bosheng Machinery Co Ltd	11%

Sales and Marketing

Within China, Tongda has taken a very careful approach in choosing its customers for its intelligent bimetal materials production lines to avoid creating more competition within the high margin production area. As a result, a significant majority of these products are intended for the international market, with initial focus on South Korea. In 2010, Tongda entered into an agreement with a distribution agent in South Korea to exclusively market its products in that country. In addition, Tongda provides consultancy services to its South Korean customers, advising them on the overall strategy of their composite materials production and conducting turnkey projects for related production lines and equipment. Tongda plans to expand its overseas presence going forward.

To the extent that Tongda sells its bimetal materials production lines in China, it is anticipated that, with the exception of sales to TOFA, any sales are limited to companies producing CCA solely for use in home electronic appliances (so-called lower margin products) that would not compete with TOFA.

With respect to its other machines, such as its semi automatic bimetal material production equipment and peripheral devices, Tongda sells its products domestically to customers that do not constitute direct competition to TOFA. Sales of such equipment and devices contributes approximately 10% to the revenue of Tongda.

Tongda’s largest customers in terms of net sales since it began producing and selling its products were (amounts presented in US$ in thousands):

Customer Name	2009	2010	2011
Yixing Tongxin	$730	$2,989	$11
Zhejiang Detong	-	-	1,312
Changzhou Mingtong		-	1,014
TOFA	440	341	-
Tianjin Wanbo		745	158
Dongguang Zhaohong	-	-	794
Shenzhen TOFA	-	505	-
Saidelong		-	1,642

With respect to intelligent composite bimetal production lines, customers pay a deposit equivalent to 50% of the purchase price on signing of the purchase contract. Another 40% of the purchase price is paid on delivery of the machinery, a further 5% is paid on satisfactory completion of a trial run and the balance is paid three months after installation. On completion of the trial run, a time locking program in the equipment is initiated as safeguard on the collection of the balance of the purchase price as required under the original contract.

Competition

Tongda is the only private corporation in China that possesses the patented technology that it uses in the production of intelligent composite bimetal materials production lines. As a result, management is of the opinion that Tongda is a leader in the business and there is no domestic competition with respect to the production of intelligent composite bimetal materials manufacturing equipment in China.

As we discussed above, with the exception of sales to TOFA, the majority of Tongda’s intelligent composite bimetal production lines are intended for the international market or for lower margin producers of CCA wire. Internationally, we believe that our primary competition is Nexans Deutschland GmbH, a German subsidiary of French cable maker Nexans SA, that produces similar lines of products as our intelligent bimetal materials production equipment with clad welding technology. Fushi Int’l (Dalian) Bimetal Wires & Cables Co. Ltd. uses an intelligent production line licensed from Nexans by Fushi Copperweld, Inc. Outside of this competitor, we are not aware of any products that are currently available using similar intelligent technology.

Research and Development; Intellectual Property Rights

Since its inception in 2008, Tongda has devoted significant resources to the research and development of its hardware and production capabilities, understanding that the development of superior manufacturing was essential to its business strategy.  Research and development costs are charged to expense as incurred.  These costs mainly consist of remuneration for the staff and material costs.  Tongda incurred $85,344 and $44,255 in research and development costs for the years ended December 31, 2011 and 2010, respectively.  In the short span of time from incorporation to the present date, Tongda has already been granted ten patents by the Chinese authorities relating its products and production technology. In August 2008, Tongda also received ISO9001:2000 certification. Tongda’s patents include:

•	Bimetal composite wires efficient production line (ZL200710012349.7) – the term of this patent runs from May 9, 2010 through May 8, 2020;

•	Copper ribbon supplier for bimetal composite wires production equipment using clad-welding technology (ZL200720012439.1) – the term of this patent runs from April 16, 2008 through April 15, 2018;

•	Bimetal wires blank continuous coated welding gun clamping device (ZL200810010173.6) – the term of this patent runs from May 17, 2010 through May 16, 2020;

•	Automatic degreasing device for copper belt used for bimetal composite wires blank coated welding production (ZL200720015302.1) – the term of this patent runs from August 6, 2008 through August 5, 2018;

•	Bimetal wires blank vertical molding wheel device (ZL200820010358.2) – the term of this patent runs from November 19, 2008 through November 18, 2018;

•	Drive with clutch function in bimetal wires blank coated welding drawing equipment (ZL200820010355.9) – the term of this patent runs from November 19, 2008 through November 18, 2018;

•	Bimetal wires blank coated welding equipment rapid replacement of tungsten rod device (ZL200820010414.2) – the term of this patent runs from November 19, 2008 through November 18, 2018;

•	Wire surface processor with peeling function (ZL200820199015.5) – the term of this patent runs from October 21, 2009 through October 20, 2019;

•	Wire surface treatment device (ZL200820189880.1) – the term of this patent runs from November 4, 2009 through November 3, 2019; and

•	Copper belt polishing machines (ZL200920166770.8) – the term of this patent runs from April 14, 2010 through April 13, 2020.

Government Regulation applicable to TOFA and Tongda

TOFA and Tongda are subject to rules and regulations imposed by a wide range of governmental authorities and are diligent in maintaining an awareness of those rules.  Their headquarters and manufacturing facilities are located in the PRC and as such, it is subject to various tax and business governance rules and regulations imposed by the PRC and its political subdivisions. Failure to comply with the various government regulations can have a negative impact on our company; therefore we are diligent in our compliance with these rules and regulations.  We are in compliance with all material respects of such laws, regulations, rules, specifications and have obtained all material permits, approvals and registrations relating to human health and safety and the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. We make capital expenditures from time to time to stay in compliance with applicable laws and regulations.

In 2011 and 2010, TOFA incurred expenses of $2,011 and $1,846, respectively, to comply with governmental regulations in China and $3,981 and $3,785, respectively, to comply with environmental regulations in China.  During the same period, Tongda incurred expenses of $1,031 and $923, respectively, to comply with governmental regulations in China and $1,631 and $1,338, respectively, to comply with environmental regulations in China.

Environmental Compliance

As we conduct our manufacturing activities in China, we are subject to the requirements of PRC environmental laws and regulations on air emission, waste water discharge, solid waste and noise. The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution. We aim to comply with environmental laws and regulations and have received our ISO 14001:2004 Environmental Management System Certificate for environmental compliance. The ISO 14001:2004 standard is intended to help companies minimize the environmental impact of the production process. The standard includes a set of internationally accepted specifications for environmental management systems created by the International Organization for Standardization. The standards for certification include three major areas: (1) Management systems - systems development and integration of environmental responsibilities into a company's planning; (2) Operations - consumption of natural resources and energy; and (3) Environmental systems - measuring, assessing, and managing emissions, effluents, and other waste streams.

We do not believe that the costs and compliance with applicable environmental laws materially impact our business. The traditional electro-plating production process is a potential eco-hazard, releasing high levels of pollutants into the atmosphere.  In Liaoning province alone, governmental regulators have forced the permanent closure of two metal material producers and the temporary shutdown of 34 more while they search for a way to reduce the level of harmful emissions from their facilities.  Seven additional manufacturers have been ordered to reduce their level of emissions.  Similar environmental crackdowns are being felt throughout other provinces in China.  The Chinese government continues to introduce more stringent environmental regulations for the production of electro-plating with the goal of reducing or eliminating the production of harmful levels of acid and alkali residue, as well as toxic levels of cyanide.  In the composite bimetallic material industry, this environmental liability is virtually eliminated.  CCA and CCS wire saves a lot of the scarcity of copper resources and the coated welding production process does not pollute the environment.

Additionally, the production process for our intelligent composite bimetal materials manufacturing equipment is more environmentally friendly. The intelligent design uses a mechanical peeling process to scratch off the outer layer of the aluminum rod, replacing the need to clean the surface of the metals with an alkali solution, thereby eliminating the waste water that would otherwise be generated from the cleaning of the raw materials. There is also a lower level of noise generated using Tongda’s intelligent production equipment when compared to the traditional bimetal materials production equipment.

We are not subject to any admonitions, penalties, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as defendant for violation of any environmental law or regulation. We do not have any reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations.

Tax

Pursuant to the Provisional Regulation of China on Value Added Tax (“VAT”) and their implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to a portion of or a full refund of the VAT that it has already paid or borne.

Foreign Currency Exchange

Under the PRC Regulations for the Control of Foreign Exchange (2nd Version), Part III – Control of Foreign Exchange on the Capital Account, which is applicable to us, the RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign-invested enterprises outside of are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the State Reform and Development Commission.

Dividend Distributions

Under the PRC regulations on the Implementation of Foreign-Invested Company Law, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with the PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China are required to set aside at least 10% of their after-tax profit based on the PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Development Strategies for TOFA and Tongda

1.	Concentrate on New Products

Composite bimetallic wires are widely applied in the electricity/power, telecommunication, IT, auto, home electrical and electronic appliances industries; but different applications require very different specifications for the wires. We intend to move into the production of CCA wire for use in power cables.  Management believes that we possess the technical expertise to develop, produce and install power cables that would be attractive to current and future clients.

2.	Diversify Production into New Materials and Product Lines

TOFA intends to expand its composite bimetallic wire production of CCS wire. We believe that expansion in this area is an excellent complement to our existing business and will provide us access to international markets, including the US and Europe. Lead time of about 12 months is required for the installation of appropriate facilities before production can commence.

TOFA also intends to develop CCA boards to complement its existing product line. During power transmission, power cables are connected from the source to the end users via a number of transformers. Traditionally, a large number of copper boards are employed in the transformers as connecting bodies. With the development of CCA products, management believes that it would be advantageous to our customers to provide the option to replace heavy, expensive copper boards with lighter, more cost-effective CCA boards.  Our employees have the technological know-how to develop attractive CCA boards and we intend to set up production facilities for CCA boards by the end of 2012.

At this time we are unable to estimate the cost associated with the development and expansion of these product lines.

3.	Closer Cooperation with Existing Customers

With the availability of intelligent bimetallic wire production lines from Tongda, TOFA is in a position to offer closer cooperation to its customers. The operating model calls for TOFA to purchase and install Tongda’s intelligent production lines in premises adjacent to select customers who would guarantee a certain order quantity, and the CCA wires produced will all be sold to that customer. The purpose is to secure long term orders from the customers by providing them with guaranteed and timely supply of the CCA products.

4.	Further Research and Development

To maintain its competitive edge, TOFA will continue to develop new products as well as its production technology. Tongda will expand its research into the manufacturing of intelligent production lines for CCS wires and for CCA boards.

5.	Expanding Market Share through Acquisitions

We intend to locate a number of CCA manufacturers with good potential to be targets of acquisitions. Tongda will provide the targets with intelligent CCA production lines and will have them installed in their plants. In exchange, we will acquire a certain percentage of the equity interest, though not necessarily absolute majority, in the target.

Item 1A.  Risk Factors.

Our business and an investment in our securities are subject to a variety of risks. You should carefully consider the risks described below before making any investment decision. The following risk factors describe the most significant events, facts or circumstances that we believe could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan, and the market price for our securities. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Risks Related to Our Business

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have been experiencing extreme volatility and disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that have included severely restricted credit and declines in real estate values. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. While currently these conditions have not impaired our ability to utilize our current credit facilities and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies such that our ability to access credit markets and finance our operations might be impaired. Adverse market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Demand for our products is vulnerable to economic downturns. The worsening of economic condition could result in a decrease in or cancellation of orders for our products. We are unable to predict the duration and severity of the current disruption in financial markets and the global adverse economic conditions and the effect such events might have on our business. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets. Further, any decreased collectability of accounts receivable or early termination of sales contracts due to the current deterioration in economic conditions could negatively impact our results of operations.

We may encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue.

The bimetallic industry is becoming increasingly competitive in China. The principal elements of competition in the bimetallic industry are, in our opinion, pricing, payment terms, product availability and quality. Our major competitors with substantially greater resources than us may be better able to successfully endure downturns in our industrial sector. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet the competition or maintain selling prices, which may sacrifice market share. Sales and overall profitability would be reduced under either scenario. In addition, we cannot assure you that additional competitors will not enter our markets, or that we will be able to compete successfully against existing or new competition.

We may not be able to effectively control and manage our growth.

If our business and markets continue to grow and develop as we expect, it will be necessary for us to finance and manage expansion in an orderly fashion. We may face challenges in managing expanding product offerings and in integrating acquired businesses with our own. Such eventualities will increase demands on our existing management and facilities. Failure to manage this growth and expansion could interrupt or adversely affect our operations, cause production backlogs, longer product development time frames and administrative inefficiencies.

Quarterly operating results may fluctuate due to factors beyond our control, including customer demand and raw materials pricing.

Our quarterly results of operations may fluctuate as a result of a number of factors, including fluctuation in the demand for our products and changes in the price of copper, which directly affects the prices of our products and may influence demand. Quarter-to-quarter comparisons of results of operations have been and will be impacted by the volume of such orders and shipments. In addition, our operating results each quarter could be adversely affected by the following factors, among others, such as variations in the mix of product sales, price changes in response to competitive factors, increases in raw material costs and other significant costs, increases in utility costs (particularly electricity), various types of insurance coverage and interruptions in plant operations. Some uses of our products are subject to seasonality factors which can affect our quarter to quarter results as well.

Fluctuating copper prices impact our business and operating results.

The copper industry is highly volatile and cyclical in nature. Copper prices, which have increased over the past several years followed by more recent sharp declines, have varied significantly and may vary significantly in the future. This affects our business both positively and negatively. Since our products are a substitute for pure copper wire, higher copper prices increase demand for our products, while lower copper prices can decrease demand. Numerous factors influence copper price. These factors include general economic conditions, industry capacity utilization, import duties and other trade restrictions. We cannot predict copper prices in the future or the effect of fluctuations in the costs of copper on our future operating results. We mitigate the impact of changing raw material prices by attempting to pass changes in prices to our customers by adjusting prices at least monthly to reflect changes in raw material prices, as is customary in the industry. We may not be able to adjust our product prices rapidly enough in the short-term to recover the costs of increases in raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material costs to our customers.

Shortages or disruptions in the availability of raw materials could have a material adverse effect on our business.

Aluminum rods and copper strips, our principal raw materials, collectively accounted for approximately 80% of our costs of goods sold during the fiscal year ended December 31, 2011. We expect that raw materials will continue to account for a significant portion of our cost of goods sold in the future. The prices of raw materials fluctuate because of general economic conditions, global supply and demand and other factors causing monthly variations in the costs of our raw materials purchases. The macro-economic factors, together with labor and other business interruptions experienced by certain suppliers, have contributed to periodic shortages in the supply of raw materials, and such shortages may increase in the future. If we are unable to procure adequate supplies of raw material to meet our future production needs and customer demand, shortages could result in a material loss of customers and revenues and adversely impact our results of operations. In addition, supply shortages or disruptions or the loss of suppliers may cause us to procure our raw materials from less cost effective sources and may have a material adverse effect on our business, revenues and results of operations.

We depend on a few suppliers for a significant portion of our principal raw materials and we do not have any long-term supply contracts with our raw materials suppliers. Interruptions of production at our key suppliers may affect our results of operations and financial performance.

We rely on a limited number of suppliers for most of the raw materials we use. During the fiscal year ended December 31, 2011, purchases from our four largest suppliers of metal raw materials represented approximately 48% of our total raw material purchases. Interruptions or shortages of supplies from our key suppliers of raw materials could disrupt production or impact our ability to increase production and sales. We do not have long-term or volume purchase agreements with most of our suppliers and we may have limited options in the short-term for alternative supply if these suppliers fail for any reason, including their business failure or financial difficulties, to continue the supply of materials or components. Moreover, identifying and accessing alternative sources may increase our costs. Interruptions at our key suppliers could negatively impact our results of operations, financial performance and the price of our common stock.

Due to increased volatility of raw material prices, the timing lag between the raw material purchase and product pricing can negatively impact our profitability.

Volatility in the prices of raw materials, among other factors, may adversely impact our ability to accurately forecast demand and may have a material adverse impact on our results of operations. For example, our manufacturing activities are determined, and raw materials purchases scheduled, upon forecasted demand while sales prices are determined at the time of order placement, subject to adjustment at fulfillment. The lag between the point when raw materials are acquired in advance and the point when products are actually priced may impact us both positively and negatively, resulting in increased or reduced profitability. In addition, we routinely maintain a certain level of finished goods inventories to meet near term expected demand. Pricing for the sale of these inventories is generally based on current raw material prices. Rapid declines in the price of raw materials may result in our inventories being carried at costs in excess of net realizable value and may have an adverse effect on our results of operations and the price of our common stock.

We rely on short-term financing from banks for our daily operation.

We rely on short-term borrowings to fund our financing needs. If we fail to achieve timely rollover, extension or refinancing of our short-term debt, we may be unable to meet our obligations in connection with debt service, accounts payable and/or other liabilities when they become due and payable. In China, short-term bank loans generally mature in one year or less and contain no specific renewal terms. However, it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature. Although we have renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any. We cannot assure you that our business will generate sufficient cash flow from operations to repay these borrowings. In addition, we may be exposed to changes in interest rates. If interest rates increase substantially, our results of operations could be adversely affected.

Substantial defaults by our customers on accounts receivable could have a material adverse affect on our liquidity and results of operations.

A substantial portion of our working capital consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or unable to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

We face manufacturing challenges due to difficulties in forecasting customer demand.

The volume and timing of sales to our customers may vary due to: variation in demand for our customers’ products; our customers’ attempts to manage their inventory; design changes; changes in our customers’ manufacturing strategy; and acquisitions of or consolidations among customers. Due in part to these factors, many of our customers do not commit to long-term production schedules. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. Customers may cancel their orders, change production quantities or delay production for a number of reasons and such actions could negatively impact our operating results. In addition, we make significant operating decisions based on our estimates of customer requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate the future requirements of those customers.

If we fail to accurately project market demand for our products, our business expansion plan could be jeopardized and our financial condition and results of operations will suffer.

We plan to increase our annual manufacturing capacity by building facilities for the production of CCA electricity and power cables and CCA boards, to meet an expected increase in demand for our products in the Asia Pacific region. Our decision to increase our manufacturing capacity was based primarily on our projected increases in our sales volume and growth in the size of the bimetallic market in China. If actual customer orders are less than our projected market demand, we may suffer overcapacity problems and may have to leave capacity idle, which can reduce our overall profitability and hurt our financial condition and results of operations.

We face risks associated with future investments or acquisitions.

An element of our growth strategy is to invest in or acquire businesses that will enable us, among other things, to expand our manufacturing capacity and the products we offer. However, we may be unable to identify suitable investment or acquisition candidates or may be unable to make these investments or acquisitions on commercially reasonable terms, if at all.

If we complete an investment or acquisition, we may not realize the anticipated benefits from the transaction. Integrating an acquired business is distracting and time consuming, as well as a potentially expensive process. The successful integration of any acquired businesses requires us to:

•	integrate and retain key management, sales, research and development, production and other personnel;

•	incorporate the acquired products or capabilities into our offerings from an engineering, sales and marketing perspective;

•	coordinate research and development efforts;

•	integrate and support pre-existing supplier, distribution and customer relationships; and

•	consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions.

Geographic distance between business operations, the compatibility of the technologies and operations being integrated and the disparate corporate cultures being combined also present significant challenges. Acquired businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems. Our focus on integrating operations may also distract attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts. If we cannot overcome these challenges, we may not realize actual benefits from future acquisitions, which will impair our overall business results.

Our inability or failure to protect our intellectual property rights may significantly and materially impact our business, financial condition and results of operations.

Protection of our proprietary processes, methods and other technology is important to our business. We generally rely on a combination of the patent, trade secret, trademark and copyright laws of the PRC, as well as licenses and nondisclosure and confidentiality agreements, to protect our intellectual property rights. The patent, trademark, copyright and trade secret laws of some countries, though, including the PRC, may not protect our intellectual property rights to the same extent as the laws of the U.S.

Failure to protect our intellectual property rights may result in the loss of valuable proprietary technologies. Additionally, some of our technologies are not covered by any patent or patent application and, even if a patent application has been filed, it may not result in an issued patent. If patents are issued to us, those patents may not provide meaningful protection against competitors or against competitive technologies. In addition, upon the expiration of patents issued to us, we will be unable to prevent our competitors from using or introducing products using the formerly-patented technology. As a result, we may be faced with increased competition and our results of operations may be adversely affected. We cannot assure you that our intellectual property rights will not be challenged, invalidated, circumvented or rendered unenforceable.

We also rely upon unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality/non-disclosure agreements with our employees and third parties to protect our intellectual property, we cannot assure you that our confidentiality/non-disclosure agreements will not be breached, that they will provide meaningful protection for our trade secrets and proprietary manufacturing expertise or that adequate remedies will be available in the event of an unauthorized use or disclosure of our trade secrets or manufacturing expertise.

Our intellectual property rights may be challenged or infringed upon by third parties or we may be unable to maintain, renew or enter into new license agreements that are important to our business with third-party owners of intellectual property on reasonable terms. We could also face patent infringement claims from our competitors or others alleging that our processes or products infringe on their proprietary technologies. If we are found to be infringing on the proprietary technology of others, we may be liable for damages, and we may be required to change our processes, to redesign our products partially or completely, to pay to use the technology of others or to stop using certain technologies or producing the infringing product(s) entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could prompt customers to switch to products that are not the subject of infringement suits. We may not prevail in any intellectual property litigation and such litigation may result in significant legal costs or otherwise impede our ability to produce and distribute key products.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

As a manufacturer, we are subject to various Chinese environmental laws and regulations on air emission, waste water discharge, solid wastes and noise. Although we believe that our operations are in substantial compliance with current environmental laws and regulations, we may not be able to comply with these regulations at all times as the Chinese environmental legal regime is evolving and becoming more stringent. Therefore, if the Chinese government imposes more stringent regulations in the future, we will have to incur additional and potentially substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. If we fail to comply with any of the present or future environmental regulations in any material aspects, we may suffer from negative publicity and may be required to pay substantial fines, suspend or even cease operations.

Our internal procedures require regular monitoring of our processes to assure that we do not violate environmental standards. Failure to comply with applicable environmental laws and regulations may materially and adversely affect our business, financial condition and results of operations.

We do not presently maintain product liability insurance in the PRC, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We currently do not carry any product liability or other similar insurance in China. We cannot assure you that we would not face liability in the event of the failure of any of our products. This is particularly true given our plan to significantly expand our sales into international markets, like the United States, where product liability claims are more prevalent. We do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC. In the event of a significant product liability claim or other uninsured event, our financial results and the price of our common stock may be adversely affected.

We do not maintain a reserve fund for warranty or defective products claims. Our costs could substantially increase if we experience a significant number of warranty claims.

Our product warranties against technical defects of our copper-clad products wires vary, depending on our purchase orders with customers. The warranties require us to replace defective components and pay for the losses customers incur from defective products or a certain percentage of the purchase price as liquidated damages for our failure to meet the specified product specifications and packaging requirements in the purchase orders. We have not established any reserve funds for potential warranty claims since historically we have experienced few warranty claims for our products so that the costs associated with our warranty claims have been low. If we experience an increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, it would have a material adverse effect on our financial condition and results of operations.

We could suffer significant business interruptions.

Our operations and those of our suppliers may be vulnerable to interruption by natural disasters such as earthquakes, fires, explosions, acts of terrorism or war, or government imposed restriction or reduction on industrial manufacturing activities. If a business interruption occurs, our business could be materially and adversely affected.

If we are unable to attract and retain senior management and qualified technical and sales personnel, our operations, financial condition and prospects will be materially adversely affected.

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our Chief Executive Officer, Mr. Zheng, our Chief Technology Officer, Mr. YK Wang, our Chief Operating Officer, Mr. Liu, and our Chief Financial Officer, Mr. Zhang. There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot ensure that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

Our commercial viability depends significantly on our ability to operate without infringing the patents and other proprietary intellectual rights of third parties.

In the event that our technologies infringe or violate the patent or other proprietary intellectual rights of third parties, we may be prevented from pursuing product development, manufacturing or commercialization of our products that utilize such technologies. There may be patents or other intellectual property rights held by others of which we are unaware that contain claims that our products or operations infringe. In addition, given the complexities and uncertainties of China’s intellectual property laws, there may be patents or other intellectual property rights of which we know that we may ultimately be held to infringe, particularly if the claims are determined to be broader than we believe them to be. As a result, avoiding intellectual property infringement may be difficult.

If a third party claims that we infringe its patents or other intellectual property rights, any of the following may occur:

•	we may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a competitor’s intellectual property rights;

•	a court may prohibit us from selling or licensing our product without a license from the intellectual property holder, which may not be available on commercially acceptable terms or at all, or which may require us to pay substantial royalties or grant cross-licenses to our intellectual property; and

•	we may have to redesign our product so that it does not infringe upon the intellectual property rights of others, which may not be possible or could require substantial funds or time.

In addition, employees, consultants, contractors and others may use the trade secret information of others in their work for us or disclose our trade secret information to others. Either of these events could lead to disputes over the ownership of inventions derived from that information or expose us to potential damages or other penalties. If any of these events occurs, our business will suffer and the market price of our securities will likely decline.

We will incur costs as a result of being a public company, and the requirements of being a public company may divert management’s attention from our business and adversely affect our financial results.

As a public company, we will be subject to a number of requirements, including the reporting requirements of the Exchange Act, Sarbanes-Oxley and eventually the listing standards of Nasdaq. These requirements will cause us to incur costs and might place a strain on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we might not be able to retain our independent directors or attract new independent directors for our committees.

Currently, our books and records are maintained in the PRC under methods that are not in conformity with generally accepted accounting principles recognized in the United States (“US GAAP”). Our accounting personnel have limited experience in maintaining books and records and preparing financial statements in US GAAP.  This may effect our ability to timely file our financial statements and to establish and maintain internal controls as required by Sarbanes-Oxley and the SEC. Until we obtain such expertise, we rely on the assistance of outside advisors with expertise in US GAAP accounting to assist us in our preparation of US GAAP financial statements and our compliance with SEC reporting obligations.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our securities.

We are required to establish and maintain internal controls over financial reporting, disclosure controls, and to comply with other requirements of Sarbanes-Oxley and the rules promulgated by the SEC thereunder. Our management, including our Chief Executive Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

We will not be able to complete an acquisition of a prospective acquisition target in the PRC unless their financial statements are able to be reconciled to US GAAP in a timely manner.

Companies based in the PRC may not have properly kept financial books and records that may be reconciled with US GAAP. If we attempt to acquire a significant PRC target company and/or its assets, we would be required to obtain or prepare financial statements of the target that are prepared in accordance with and reconciled to US GAAP. Federal securities laws provide that a business combination meeting certain financial significance tests require the public acquirer to prepare and file historical and/or pro forma financial statement disclosure with the SEC. These financial statements must be prepared in accordance with, or be reconciled to US GAAP, and must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed acquisition target does not have financial statements that have been prepared in accordance with, or that can be reconciled to, US GAAP and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed acquisition target. These financial statement requirements may limit the pool of potential acquisition targets with which we may acquire and hinder our ability to expand our operations.

We are a holding company that depends on cash flow from our subsidiaries to meet our obligations.

After the share exchange, we became a holding company with no material assets other than the stock of our subsidiaries. Accordingly, all our operations will be conducted by our direct and indirect subsidiaries. We currently expect that the earnings and cash flow of our subsidiaries will primarily be retained and used by us in its operations.

All of Victor Score’s and its subsidiaries’ liabilities survived the share exchange and there may be undisclosed liabilities that could have a negative impact on our financial condition.

Before the share exchange, certain due diligence activities on the Company, Victor Score and its subsidiaries were performed. The due diligence process may not have revealed all liabilities (actual or contingent) of the Company, Victor Score or its subsidiaries that existed or which may arise in the future relating to the Company's activities before the consummation of the share exchange. Any liabilities remaining from the Company's pre-closing activities could harm our financial condition and results of operations.

Because Victor Score has become public by means of a share exchange, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with Victor Score’s becoming public through the share exchange. Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our securities. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

Risks Related to Doing Business in China

Recent Chinese regulations relating to the establishment of offshore special purpose companies by Chinese residents and registration requirements for employee stock ownership plans or share option plans may subject our Chinese resident shareholders to personal liability and limit our ability to acquire companies in China or to inject capital into our subsidiaries in China, limit our Chinese subsidiaries' ability to distribute profits to us, or otherwise materially and adversely affect us.

The Chinese State Administration of Foreign Exchange ("SAFE") issued a public notice in October 2005 - “Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies,” or SAFE Circular No. 75 -  requiring Chinese residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China established for the purpose of acquiring any assets of or equity interest in companies in China and raising funds from overseas (referred to as an “offshore special purpose company”). In addition, any Chinese resident that is a shareholder of an offshore special purpose company is required to amend his or her SAFE registration with the local SAFE branch in the event of any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China with respect to that offshore special purpose company. To further clarify the implementation of Circular 75, the SAFE issued Circular 106 - “Notice of the General Affairs Department of the State Administration of Foreign Exchange on Printing and Distributing the Implementing Rules for the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies.”

SAFE has promulgated several regulations, including SAFE Circular No. 75 and, SAFE Circular No. 106. These regulations require PRC residents and PRC corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment activities. These regulations apply to our shareholders who are PRC residents by virtue of their establishment or their maintaining a controlling interest in our company, and may apply to any offshore acquisitions that we make in the future. Based on our recent inquiry with our local branch of SAFE, any application to such local SAFE branch with respect to the registration of Mr. Chuan-Tao Zheng, our Chairman, President and Chief Executive Officer, and members of senior management of our company, all of whom are PRC residents and shareholders of the Company as a result of the share exchange, under SAFE Circular 75 and related rules will not be officially accepted or examined because they became shareholders of the Company as a result of the share exchange.  However, we cannot conclude that SAFE or its local branch responsible for our PRC subsidiary’s foreign exchange registrations will not later alter their position on and interpretation of the applicability of these foreign exchange regulations to our PRC resident shareholders. In the event that the registration procedures set forth in these foreign exchange regulations becomes applicable to our PRC resident shareholders, we will urge these individuals to file necessary registrations and amendments as required under SAFE Circular 75 and related rules. However, we cannot assure you that all of these individuals can successfully file or update any applicable registration or obtain the necessary approval required by these foreign exchange regulations. The failure or inability of such individuals to comply with the registration procedures set forth in these regulations may subject us to fines or legal sanctions, restrictions on our cross-border investment activities or our PRC subsidiary’s ability to distribute dividends to, or obtain foreign-exchange-dominated loans from, our company, or prevent us from making distributions or paying dividends. As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

As these foreign exchange regulations are still relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We cannot predict how these regulations will affect our business operations or future strategy. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

In December 2006, the PBOC promulgated the “Administrative Measures of Foreign Exchange Matters for Individuals,” which set forth the respective requirements for foreign exchange transactions by individuals (both PRC and non-PRC citizens) under either a current account or a capital account. In January 2007, SAFE issued implementing rules for the Administrative Measures of Foreign Exchange Matters for Individuals, which, among other things, specified approval requirements for certain capital account transactions such as a PRC citizen's participation in the employee share ownership plans or share option plans of an overseas publicly listed company. In March 2007, SAFE promulgated the “Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rules.”

Under these rules, PRC citizens who participate in an employee share ownership plan or a share option plan in an overseas publicly listed company are required to register with SAFE and complete certain other procedures. For participants of an employee share ownership plan, an overseas custodian bank should be retained by the PRC agent, which could be the PRC subsidiary of such overseas publicly listed company, to hold on trusteeship all overseas assets held by such participants under the employee share ownership plan. In the case of a share option plan, the PRC agent is required to retain a financial institution with stock brokerage qualification at the place where the overseas publicly listed company is listed or a qualified institution designated by the overseas publicly listed company to handle matters in connection with the exercise or sale of share options for the share option plan participants. For participants who had already participated in an employee share ownership plan or share option plan before the date of the Stock Option Rules, the Stock Option Rules require their PRC employers or PRC agents to complete the relevant formalities within three months of the date of this rule. We and our PRC citizen employees who participate in an employee share ownership plan or a share option plan will be subject to these regulations when our company becomes a publicly listed company in the US. If we or our PRC optionees fail to comply with these regulations, we or our PRC optionees may be subject to fines and other legal or administrative sanctions. At this time, the Company does not have an employee share ownership plan or share option plan that is impacted by these rules.  However, in the future, the Company may deem it advantageous to adopt one or more such plans and will need to explore the impact of these PRC rules on such action.

Chinese regulation of loans and direct investment by offshore holding companies to Chinese entities may delay or prevent us from making loans or additional capital contributions to our operating subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

We may make loans to our operating subsidiaries, or we may make additional capital contributions to our operating subsidiaries. Any loans to our operating subsidiaries are subject to Chinese regulations. For example, loans by us to one of our operating subsidiaries to finance its activities cannot exceed statutory limits and must be registered with the SAFE.

We may also decide to finance our operating subsidiaries by means of capital contributions. These capital contributions must be approved by the Ministry of Commerce or its local counterpart. We cannot assure you that we will be able to obtain these government approvals on a timely basis, or if at all, with respect to future capital contributions by us to our operating subsidiaries. If we fail to receive such approvals, our ability to capitalize our Chinese operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

We are an offshore holding company conducting our operations in China through our PRC subsidiary and consolidated affiliated entities. We may make loans or additional capital contributions to our PRC subsidiary or consolidated affiliated entities.

Any loans by us to our PRC subsidiary or consolidated affiliated entities, which are treated as foreign-invested enterprises under PRC law, are subject to PRC regulations and foreign exchange loan registrations. For example, loans by us to Dalian Xinding to finance its activities cannot exceed statutory limits and must be registered with the local counterpart of the State Administration of Foreign Exchange, or SAFE. We may also decide to finance Dalian Xinding by means of capital contributions. These capital contributions must be approved by the PRC Ministry of Commerce or its local counterpart. Due to the restrictions imposed on loans in foreign currencies extended to any PRC domestic companies, we are not likely to make such loans to our PRC subsidiary or consolidated affiliated entities, which are PRC domestic companies.

On August 29, 2008, SAFE promulgated the “Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises,” or SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency registered capital into RMB by restricting how the converted RMB may be used. SAFE Circular 142 provides that the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of a foreign-invested company. The use of such RMB capital may not be altered without SAFE approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 could result in severe monetary or other penalties.

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, including Circular 142, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by us to our PRC subsidiary or consolidated affiliated entities or with respect to future capital contributions by us to our PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we expect to receive from this offering and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

A return to profit repatriation controls may limit the ability to expand business and reduce the attractiveness of investing in Chinese business opportunities.

 PRC law allows enterprises owned by foreign investors to remit their profits, dividends and bonuses earned in the PRC to other countries, and the remittance does not require prior approval by SAFE. SAFE regulations required extensive documentation and reporting, some of which was burdensome and slowed payments. If there is a return to payment restrictions and reporting, the ability of a Chinese company to attract investors will be reduced. Also, current investors may not be able to obtain the profits of the business in which they own for other reasons. Relevant PRC law and regulation permit payment of dividends only from retained earnings, if any, determined in accordance with PRC accounting standards and regulations. It is possible that the PRC tax authorities may require changes in the income of the company that may limit its ability to pay dividends and other distributions to shareholders. PRC law requires companies to set aside a portion of net income to fund certain reserves, which amounts are not to distributable as dividends. These rules and possible changes could restrict TOFA and Tongda from repatriating funds to us, and ultimately, the shareholders as dividends.

The economy of China has been experiencing unprecedented growth and this has resulted in some inflation.

If the Chinese government tries to control inflation by traditional means of monetary policy or returns to planned economic techniques, our business will suffer a reduction in sales growth and expansion opportunities. The rapid growth of the Chinese economy has resulted in higher levels of inflation. If the government tries to control inflation, it may have an adverse effect on the business climate and growth of private enterprise in the PRC. An economic slow down will have an adverse effect on our sales and may increase costs. On the other hand, if inflation is allowed to proceed unchecked, our costs would likely increase, and there can be no assurance that it would be able to increase its prices to an extent that would offset the increase in its expenses.

Fluctuation in the value of the Chinese Yuan Renminbi (“RMB”) may reduce the value of your investment.

The change in value of the RMB against the U.S. Dollar (“USD” or “US$”), Euro and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the USD. Under the current policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in a greater fluctuation range between RMB and the USD. There remains significant international pressure on China to adopt a more flexible and more market-oriented currency policy that allows a greater fluctuation in the exchange rate between the RMB and the USD. Accordingly, we expect that there will be increasing fluctuations in the RMB exchange rate against the USD in the near future. Any significant revaluation of the RMB may have a material adverse effect on the value of, and any dividends paid on, our securities in USD terms.

We are subject to international economic and political risks over which we have little or no control and may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

Our business is conducted in China. Doing business outside the United States, particularly in China, subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practice in time to avoid the possibility of reduced revenues.

China's economic policies could affect our business.

Substantially all of our assets are located in China and all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China.

While China's economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations. The economy of China has been changing from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China's economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

We may have difficulty establishing adequate management, legal and financial controls in China.

Historically, China has not adopted a Western style of management and financial reporting concepts and practices, as well modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

China could change its policies toward private enterprise or even nationalize or expropriate private enterprises.

Our business is subject to significant political and economic uncertainties and may be affected by political, economic and social developments in China. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to shareholders, or devaluations of currency could cause a decline in the price of our securities. Nationalization or expropriation could even result in the total loss of an investment in our securities.

The nature and application of many laws of China create an uncertain environment for business operations and they could have a negative effect on us.

The legal system in China is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could cause a decline in the price of our securities. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

The PRC legal system has inherent uncertainties that could limit the legal protections available to you.

Most of our assets and all of our operations are in the PRC. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited precedential value. Since 1979, the Chinese legislative bodies have promulgated laws and regulations dealing with such economic matters as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. The laws in the PRC differ from the laws in the United States and may afford less protection to our shareholders. Unlike laws in the United States, the applicable laws of China do not specifically allow shareholders to sue the directors, supervisors, officers or other shareholders on behalf of the company to enforce a claim against these parties that the company has failed to enforce itself. Therefore, any action brought against the Company or its officers and directors or its assets may be very difficult to pursue if not impossible. It is unlikely that any suit in the PRC would be able to be based on theories common in the United States or based on United States securities laws.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets.

We are a Cayman Islands holding company, with subsidiaries domiciled in the British Virgin Islands and China. Our operating entities and substantially all of our assets are located outside the United States. Additionally, all of our executive officers and our Chairman of the board of directors, are Chinese citizens living in China. As a result, it may be difficult, if not impossible, to acquire jurisdiction over either our business and its assets or our executive officers and directors in the event a lawsuit is initiated against us and/or our officers and directors by a shareholder or group of shareholders in the United States. Also, it may be extremely difficult or impossible for you to access our assets to enforce any judgments that may be rendered against us, our directors or executive offices by U.S. courts. Specifically, the courts in China may not permit the enforcement of judgments arising out of U.S. federal and state corporate, securities or similar laws. Accordingly, U.S. investors may not be able to enforce judgments against us for violation of U.S. securities laws.

Risks Related to the VIE Agreements

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations, which will adversely affect our business.

Dalian Xinding manages and operates our business through TOFA and Tongda pursuant to the rights it holds under the VIE Agreements. Almost all economic benefits and risks arising from TOFA and Tongda’s operations are transferred to Dalian Xinding under these agreements. There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable.

Although we believe our contractual relationships through which we control TOFA and Tongda comply with current licensing, registration and regulatory requirements of the PRC, we cannot assure you that the PRC government would agree, or that new and burdensome regulations will not be adopted in the future. If the PRC government determines that our structure or operating arrangements do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of TOFA and Tongda, which would have a material adverse impact on our business, financial condition and results of operations.

In addition, the Ministry of Commerce, or the MOFCOM, promulgated the Rules of Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors in August 2011, or the MOFCOM Security Review Rules, to implement the Notice of the General Office of the State Council on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011, or Circular No. 6. The MOFCOM Security Review Rules came into effect on September 1, 2011 and replaced the Interim Provisions of the Ministry of Commerce on Matters Relating to the Implementation of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by MOFCOM in March 2011. According to these circulars and rules, a security review is required for mergers and acquisitions by foreign investors having "national defense and security" concerns and mergers and acquisitions by which foreign investors may acquire the "de facto control" of domestic enterprises having "national security" concerns. In addition, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to the security review, the MOFCOM will look into the substance and actual impact of the transaction. The MOFCOM Security Review Rules further prohibit foreign investors from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. There is no explicit provision or official interpretation stating that our business falls into the scope subject to the security review, and there is no requirement for foreign investors in those mergers and acquisitions transactions already completed prior to the promulgation of Circular No. 6 to submit such transactions to MOFCOM for security review. The enactment of the MOFCOM National Security Review Rules specifically prohibits circumvention of the rules through VIE arrangement in the area of foreign investment in business of national security concern.  Although we believe that our business, judging from its scale, should not cause any concern for national security review at its current state, there is no assurance that MOFCOM would not apply the same concept of anti-circumvention in the future to foreign investment in prohibited areas through VIE structure, the same way that our investment in China was structured.

Recent press reports concerning possible increased scrutiny by Chinese authorities of the VIE structure used by us and various other Chinese companies publicly-traded in the United States appear to have created concern among investors and caused the price of our common stock to drop, and such reports may have such an effect in the future.

In or around September 2011, various prominent Western news outlets have reported that the PRC Ministry of Commerce and the China Securities Regulatory Commission, among other Chinese regulatory authorities, may be considering increased scrutiny or enhanced regulation of Chinese companies that use VIE structures as a means of complying with Chinese laws prohibiting or restricting foreign ownership of certain businesses in China, including businesses we are engaged in such as Internet information and content, online advertising, online game, sponsored search, and value-added telecommunication services. Some of such news reports have also sought to draw a connection between recent widely reported accounting issues at certain Chinese companies and the use of VIE structures. Such news reports appear to have had the effect of causing significant drops in the market prices of the shares of several Chinese companies, including us, that are publicly- traded in the United States. While we believe, even if any such Chinese regulatory authorities were to increase scrutiny of VIE structures or adopt regulations specifically governing their use, that the possibility is remote that any such scrutiny would have a material adverse impact on us or cause us to change our existing operational structure in any materially adverse way, it is possible that there will be such increased scrutiny or enhanced regulation in the future. In addition, while we are not aware of any causal connection between the recently reported accounting scandals and the use of VIE structures, it is possible that investors in our common stock will believe that such a connection exists. Any of such circumstances could lead to further loss of investor confidence in Chinese companies such as ours and cause fluctuations in the market prices of our common stock and, if such prices were to drop sharply, could subject us to shareholder litigation, which could cause the price for our shares to drop further.

Uncertainties in the PRC legal system may impede our ability to enforce the VIE agreements that we have entered into with TOFA and Tongda or any arbitral award thereunder and any inability to enforce these agreements could materially and adversely affect our business and operation.

While disputes under the and the Loan Agreements, the Equity Interest Pledge Agreement and the Equity Purchase Agreements with TOFA and Tongda are subject to binding arbitration before the Dalian Arbitration Commission in accordance with its then effective rules, the agreements are governed by PRC law and an arbitration award may be challenged in accordance with PRC law. For example, a claim that the enforcement of an award in our favor will be detrimental to the public interest, or that an issue does not fall within the scope of the arbitration would require us to engage in administrative and judicial proceedings to defend an award. China’s legal system is a civil law system based on written statutes and unlike common law systems, it is a system in which decided legal cases have little value as precedent. As a result, China’s administrative and judicial authorities have significant discretion in interpreting and implementing statutory and contractual terms, and it may be more difficult to evaluate the outcome of administrative and judicial proceedings and the level of legal protection available than in more developed legal systems. These uncertainties may impede our ability to enforce the terms of the Loan Agreements, the Equity Interest Pledge Agreement and the Equity Purchase Agreements and the other contracts that we may enter into with TOFA and Tongda. Any inability to enforce these agreements or an award thereunder could materially and adversely affect our business and operation.

Our ability to manage and operate TOFA and Tongda under the VIE Agreements may not be as effective as direct ownership.

We conduct all of operations in the PRC and generate virtually all of our revenues through the VIE Agreements. Our plans for future growth are based substantially on growing the operations of TOFA and Tongda. However, the VIE Agreements may not be as effective in providing us with control over TOFA and Tongda as direct ownership. Under the VIE Agreements, as a legal matter, if TOFA and Tongda fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) reply on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control TOFA and Tongda, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

As the VIE Agreements are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them; PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the law of other jurisdictions.

The VIE Agreements are governed by PRC law and provide for the resolution of disputes through court proceedings pursuant to PRC law. If TOFA and Tongda or its shareholders fail to perform the obligations under the VIE Agreements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing TOFA and Tongda to meet its obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in China is not as developed as in other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in PRC legal system could limit our liability to enforce the VIE Agreements and protect our interests.

The VIE Agreements may be subject to audit or challenge by PRC tax authorities. A finding that we owe additional taxes could substantially reduce our net earnings and the value of your investment.

Under PRC laws and regulations, arrangements and transactions among affiliated parties may be subject to audit or challenge by the PRC tax authorities. We could face material and adverse tax and financial consequences if the PRC tax authorities determine that the VIE Agreements do not represent arm’s-length prices. As a result of such a determination, the PRC tax authorities could adjust any of the income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions for PRC tax purposes recorded by us or TOFA and Tongda or an increase in taxable income, all of which could increase our tax liabilities. In addition, the PRC tax authorities may impose late payment fees and other penalties on us or TOFA and Tongda for under-paid taxes.

Risks Related to the Shares

We are a "foreign private issuer" under U.S. securities laws and as a result are subject to disclosure obligations different from requirements applicable to U.S. domestic issuers.

Although we are subject to the periodic reporting requirement of the Exchange Act, the periodic disclosure required of foreign private issuers under the Exchange Act is different from periodic disclosure required of U.S. domestic issuers. Therefore, there may be less publicly available information about us than is regularly published by or about other public companies in the United States. We are exempt from certain other sections of the Exchange Act to which U.S. domestic issuers are subject, including the requirement to provide our shareholders with information statements or proxy statements that comply with the Exchange Act. In addition, insiders and large shareholders are not obligated to file reports under Section 16 of the Exchange Act, and certain corporate governance rules are inapplicable to us.

Because we are a foreign private issuer, we are exempt from certain SEC requirements that provide shareholders the protection of information that must be made available to shareholders of U.S. public companies.

Since we qualify as a foreign private issuer, we are exempt from certain provisions applicable to U.S. public companies, including:

•	The rules requiring the filing with the SEC of quarterly reports on Form 10-Q or Current Reports on Form 8-K;

•	The sections of the Exchange Act regulating the solicitation of proxies, consents or authorizations with respect to a security registered under the Exchange Act;

•	Provisions of Regulation FD aimed at preventing issuers from making selective disclosures of material information; and

•	The sections of the Exchange Act requiring insiders to file public reports of their ordinary share ownership and trading activities and establishing insider liability for profits realized from any “short swing” trading transactions (i.e., a purchase and sale, or a sale and purchase, of the issuer’s equity securities within less than six months).

We currently intend to continue to comply with the periodic reporting requirements of a domestic issuer; however, In the event that we decide to take advantage of the above exemptions, our shareholders will not be afforded the same protections or information generally available to investors holding shares in public companies organized in the U.S. We believe that we are presently a foreign private issuer within the meaning of the rules promulgated under the Exchange Act.

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

Capital requirements are difficult to plan in our rapidly changing industry. We expect that we will need additional capital to fund our future growth. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

•	investors' perceptions of, and demand for, companies in our industry;

•	investors' perceptions of, and demand for, companies operating in the PRC;

•	conditions of the United States and other capital markets in which we may seek to raise funds;

•	our future results of operations, financial condition and cash flows;

•	governmental regulation of foreign investment in companies in particular countries;

•	economic, political and other conditions in the United States, the PRC, and other countries; and

•	governmental policies relating to foreign currency borrowings.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely to be dilutive to our existing shareholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our strategy to maintain our growth and competitiveness or to fund our operations. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

The market price of our securities may be volatile, which could cause the value of your investment to decline or could subject us to securities class action litigation.

Many factors could cause the market price of our securities to rise and fall, including the following:

•	variations in our or our competitors’ actual or anticipated operating results;

•	variations in our or our competitors’ growth rates;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating performance or changes in recommendations by any securities analyst that follows our stock;

•	substantial sales of our securities; or

•	changes in accounting principles.

Market volatility, as well as general economic, market or potential conditions, could reduce the market price of our securities in spite of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation often has been brought against that company. Due to the potential volatility of our stock price, we therefore may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Shares of our securities lack a trading market.

Since inception none of our securities have been quoted or listed for trading on the Over-The-Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. (“OTC Bulletin Board”) or on any national stock exchange. As a result, there is currently no liquid trading market for our securities. Although we intend to apply for quotation on the OTC Bulletin Board and anticipate that our ordinary shares will be quoted thereon, there can be no assurance if and when an active trading market in our securities will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that are quoted on the OTC Bulletin Board as opposed to securities that trade on a national exchange. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the securities, or to obtain coverage for significant news events concerning us, and the securities would become substantially less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or other purposes.

Future sales of shares of our securities by our shareholders could cause our stock price to decline.

We cannot predict the effect, if any, that market sales of shares of our securities or the availability of shares of securities for sale will have on the market price prevailing from time to time. If our shareholders sell substantial amounts of our securities in the public market upon the effectiveness of a registration statement, or upon the expiration of any holding period under Rule 144, such sales could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our securities could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of securities issued in the share exchange will be freely tradable upon the earlier of (i) effectiveness of a registration statement covering such shares; and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 under the Securities Act and the sale of such shares could have a negative impact on the price of our securities.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders.

Although we have no commitments as of the date of this offering to issue our securities, we may issue a substantial number of additional shares of our securities, to complete a business combination or to raise capital. The issuance of additional shares of our securities:

•	may significantly reduce the equity interest of our existing shareholders; and

•	may adversely affect prevailing market prices for our securities.

We currently do not intend to pay dividends on our securities and, consequently, your only opportunity to achieve a return on your investment is if the price of our securities appreciates.

We do not expect to pay dividends on shares of our securities in the foreseeable future. In addition, because we are a holding company, our ability to pay cash dividends on shares of our securities may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries, which may be restricted by PRC law. Subject to these restrictions, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors. Consequently, your only opportunity to achieve a return on your investment in the Company will be if the market price of our securities appreciates. For more information, see “Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities — Dividend Policy.”

Item 1B.  Unresolved Staff Comments.

As a smaller reporting company we are not required to respond to this item.

Item 2.  Properties.

Facilities

TOFA’s production base, as well as our corporate headquarters, are located in the South Area, Lingang Industrial Area of Dalian Economic and Technology Development Zone, Dalian, Liaoning Province, China. TOFA’s production plant occupies a site area of 15,000 sq meters with gross floor area of 7,000 sq meters. TOFA has the right to use the land on which its factory is located from 2007 to 2056 pursuant to the terms of a Land Use Certificate issued to TOFA by the Chinese government. Additionally, TOFA has the right to use its production plant from 2002 to 2052 under the terms of a Property Certificate issued to TOFA by the Chinese government.  As required by the respective certificates, TOFA paid the Chinese government an aggregate lump sum of $312,838 for the use of the land and the production plant, which is amortized over the term. TOFA is not required to pay any additional fees for the lease of this facility.

Tongda’s production plant is located at Youjia Village, Xinzhaizi Street, Ganjingzi District, Dalian, Liaoning Province, China and has a gross floor area of 2,500 sq meters standing on a site of 5,000 sq meters. Tongda currently leases this facility for the period from July 1, 2008 to June 30, 2013.  The annual lease amount is $9,400.

Zhaodong TOFA is developing sales offices at 2nd West Versailles Apartment, No.1 Runhong, Zhengyang Street, Zhaodong City, Suihua City, Heilongjiang Province, China. Zhaodong TOFA currently leases this space for the period from November 2011 to October 2013.  The annual lease amount is $775

Panjin TOFA’s production facility is located at New Materials Industrial Park, Yuanlin Village, Chenjia Town, Panshan County, Panjin City, Liaoning Province, China and has a gross floor area of 1,300 sq meters standing on a site of 35,334 sq meters. Panjin TOFA currently leases this space for the period from August 2011 to August 2014.  The annual lease amount is $95,330.

Item 3.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

Market Information

Since inception none of our securities have been quoted on the OTC Bulletin Board maintained by FINRA or listed on any stock exchange. There is currently no liquid trading market for our securities.  There are no outstanding securities, options or warrants that are convertible into shares of our ordinary stock. Additionally, as of the date hereof, none of our outstanding securities are eligible for resale pursuant to Rule 144 under the Securities Act and we are under no contractual obligation, nor have we agreed, to file a resale registration statement under the Securities Act with respect to any of our outstanding securities.

Holders

As of April 13, 2012, there were 27,780,000 shares of the registrant’s ordinary stock outstanding held by approximately 489 shareholders of record.   Currently, there are no shares held in street name.

Dividend Policy

There are no restrictions in our Memorandum and Articles of Association that prevent us from declaring dividends. However, since inception we have not paid any cash dividends nor do we currently anticipate paying any cash dividends on our securities in the foreseeable future. Although we intend to retain our earnings, if any, to finance the development and growth of our business, our board of directors will have the discretion to declare and pay cash dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our board of directors may deem relevant.

Substantially all of our revenues are generated by our VIEs, TOFA and Tongda. PRC regulations restrict the ability of these subsidiaries to make dividends and other payments to its offshore parent company. PRC law permits payments of dividends only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our VIEs are also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC law to a statutory general reserve fund until the amounts in the fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our operating subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, and otherwise fund and conduct our business.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date hereof, we do not have any compensation plans under which its equity securities are authorized for issuance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Item 6.  Selected Financial Data.

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

COMPANY OVERVIEW

The Company was formed in the Cayman Islands as an exempted company on September 27, 2006. On March 15, 2011, the Company entered into and closed the Share Exchange Agreement with Victor Score, a privately held company formed under the laws of the British Virgin Islands. Pursuant to the Share Exchange Agreement, the Company acquired all of the issued and outstanding capital stock of Victor Score in exchange for 32,839,910 ordinary shares and 104,571.95 preference shares of the Company. Prior to our acquisition of Victor Score, we were in the development stage and had not yet commenced business operations. We had no interest in any property.

Victor Score was incorporated on May 13, 2010 as a British Virgin Islands business company. Victor Score is the parent company of Apex Wealth, a Hong Kong limited liability company incorporated on February 12, 2010. Apex Wealth is turn the parent of Dalian Xinding, a wholly-owned foreign enterprise incorporated in China on August 18, 2010. None of Victor Score, Apex Wealth or Dalian Xinding conducts any independent business operations. Dalian Xinding operates through a series of contractual arrangements with two VIEs - TOFA and Tongda, which are private limited companies incorporated and headquartered in Dalian, Liaoning Province, China.  We conduct no operations and have no assets exclusive of our control of TOFA and Tongda. Through our contractual arrangements with TOFA and Tongda, we are engaged in the research, development, production and distribution of composite bimetallic materials, primarily CCA, and its manufacturing equipment. We are also involved in the research and development of related production technologies and provide consultancy services on such technologies to a number of entities, within and without China.

The VIE Agreements grant Dalian Xinding the power to direct the activities that most significantly impact the Company’s economic performance and right to economic returns in the following manner:

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

The VIE Agreements each have an initial term of 10 years and may only be extended upon the written agreement of Dalian Xinding.  We believe that the VIE Agreements provide us with substantial protection and control over the operations of the VIEs.

CRITICAL ACCOUNTING POLICIES

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Consolidation of VIEs

Our consolidated financial statements include the financial statements of Dalian Xinding and TOFA and Tongda, two variable interest entities in which we are the primary beneficiary and Panjin TOFA and Zhaodong TOFA, the subsidiaries of TOFA. All significant inter-company transactions and balances have been eliminated on consolidation.

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

The Company's Consolidated VIEs—Balance Sheet Classification

The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations:

	December 31,
	2011	2010
Assets

Current assets
Cash	$4,342,750	$2,383,703
Restricted Cash	1,588,840	1,266,667
Accounts receivable	16,440,294	11,825,238
Inventories	12,114,595	5,580,175
Prepaid expenses and other current assets	4,414,947	5,521,916
Due from a related company owners and tax receivable	1,285,791	787,876
Other assets	9,693,607	9,028,504

Total assets of consolidated VIEs	$49,880,824	$36,394,079

The following table presents the carrying amounts and classification of the third-party liabilities of the consolidated VIEs:

	December 31,
	2011	2010
Current liabilities
Bank loans	$8,918,440	$7,945,543
Accounts payable	4,678,341	3,706,251
Other liabilities	961,782	1,533,241

Total liabilities of consolidated VIEs	$14,558,563	$13,185,035

The consolidated VIEs included in the table above represent the two separate entities and their subsidiaries. The creditors of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to the Company. In addition, the assets are generally restricted only to pay such liabilities. Thus, the Company's maximum legal exposure to loss related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets due to outstanding third-party financing. Intercompany liabilities are excluded from the table.

Revenue Recognition

We generate revenue primarily from manufacturing and trading copper coated aluminum wire, equipment and related products and licensing copper coated aluminum wire technology.

Licensing technology represents the revenue from the leasing of several exclusive production technologies to independent third parties.  The technologies are internally developed by Tongda’s research and development department. The production technologies related to the technical know-how in the production process have not been patented in accordance with the relevant laws and regulations of the PRC.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. We generally extend unsecured credit up to three months to our customers in the ordinary course of business and mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, such as aging of receivables, payment history, the customer's current creditworthiness, and the economic environment. When a specific account receivable balance is deemed uncollectible, a charge is taken to the statement of income. Recoveries of balances previously written off are reflected as income in the statement of income.

Inventories

Inventories - consisting of raw material, work-in-progress and finished goods of copper coated aluminum wire and related products - are stated at the lower of cost or net realizable value. Finished goods are comprised of direct materials, direct labor and a portion of overhead. Inventory costs are calculated using a weighted average method of accounting. Allowances are recorded for obsolete, slow-moving and damaged inventory and are deducted from the related inventory balances. No provision was made as of December 31, 2011 and 2010.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development. We incurred $298,966 and $171,621 for the years ended December 31, 2011 and 2010, respectively.

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

Our financial statements are translated into USD, which is our reporting currency. Assets and liabilities are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from translation of these financial statements are reflected as other comprehensive income in the statements of operations and accumulated other comprehensive income in the statements of changes in shareholders' equity. The translation rates are as follows:

	December 31,
	2011	2010
Year-end RMB:USD Exchange Rate	6.2939	6.6000
Average RMB:USD Exchange Rate	6.4475	6.7137

Recently Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Economic conditions in the PRC

We operate our manufacturing facilities in the PRC and derive the majority of our revenues from sales to customers in the PRC. As such, economic conditions in the PRC will affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. According to McKinsey’s Business Strategy to Enter the Fast Moving Consumer Goods Market in China, dated January 10, 2008 and published by Baidu, Inc. at http://wenku.baidu.com/view/50a6f74c2b160b4e767fcffe.html, the Chinese economy has been the fastest growing economy (9.6% CAGR ) in the world for the past 15 years and, at the time of publication, was the 4th largest. We believe that this will lead to a much higher demand for CCA wires and in fact that the whole composite bimetallic materials industry shall be significantly boosted. We believe that economic conditions in the PRC will continue to improve and will positively affect our business and results of operations.

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

Products mix and implications on gross margins

Our gross margin is also affected by our product mix. We produce and sell products according to customer orders.  Our product mix consists of composite bimetallic wire products, intelligent bimetallic composite material production line, and CCA power wire/cables. Composite bimetallic wire products, with gross margin of 26% in 2011, used to contribute the majority of our gross profits. We launched our intelligent bimetallic composite material production line to the market in late 2009, and this product line had a gross profit margin of 43% in 2011. We introduced another new product in the second half of 2010, namely the CCA power wire/cables that had a gross margin of 33% in 2011. We believe such CCA power wires/cables, with higher gross margins, will become the major products in our product mix and a significant revenue and profits contributor in the future.

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

Year Ended December 31, 2011 compared to the Year Ended December 31, 2010

The following table presents the consolidated results of operations of the Company for the year ended December 31, 2011 as compared to the results of operations for the year ended December 31, 2010.

	For the Year Ended
	December 31
	2011	2010
Revenue	$52,469,229	$39,630,752
Cost of Sales	(37,128,334)	(24,620,653)
Gross Profit	15,340,895	15,010,099
Selling and Distribution Expenses	(606,271)	(445,951)
Administrative and Other Expenses	(2,662,595)	(1,857,785)

Operating Income	12,072,029	12,706,363
Other Income	354,439	95,237
Interest expense	(676,029)	(381,564)
Income tax expenses	(1,796,731)	(1,798,009)

Net Income before allocation of non-controlling interest	9,953,708	10,622,027
Net income attributable to non-controlling interest	(5,180)
Other Comprehensive Income	1,410,560	590,146

Total Comprehensive Income	$11,359,088	$ 11,212,17 3

Revenue

Our business for the year ended December 31, 2011 expanded rapidly. We recorded revenue of $52.4 million for the year ended December 31, 2011, representing an increase of $12.8 million, or 32%, as compared to $39.6 million for the year ended December 31, 2010. This growth was primarily driven by: i) increased sales across all product categories as a result of increased production volume and strong market demand for our bimetallic composite wire products; and ii) the increase of copper prices during 2011 relative to 2010.

 Revenue from our bimetallic composite wire products segment (which includes CCA and CCS wire products and CCA power cables) increased by 44%, from $32.6 million in 2010 to $47.1 million in 2011. Revenue from CCA and CCS wire product increased by 37%, from $27.6 million in 2010 to $37.9 million in 2011. The increase in revenue of CCA and CCS wire product sales is due to a 3.8% increase in average sale price compared to the same period in 2010, combined with the 32% increase in sales volume. Revenue from our wiring equipment segment (which includes intelligent composite bimetallic material production equipment and technology) decreased 24% to $5.3 million, down from $7 million in 2010. The decrease in wiring equipment revenue is due primarily to the more intense competition in this market occurred during 2011.

The following tables break down our product sales by specific business segment and product category for each period.

	Year Ended December 31,
	2011			2010
			Average			Average
	Sales	Volume*	price	Sales	Volume*	price
Bimetallic composite wire products segment

CCA(S) wire products	$37,917,978	7,074	$5,360	$27,624,163	5,350	$5,163
CCA power cables	$9,257,169	952	$9,720	$5,020,310	520	$9,654
Segment Total:	$47,175,147	8,026		$32,644,473	5,870

Wiring equipment segment

Intelligent composite bimetallic material production line	$5,294,082	N/A	N/A	$6,986,279	N/A	N/A
Segment Total:	$5,294,082	N/A	N/A	$6,986,279	N/A	N/A
TOTAL:	$52,469,229			$39,630,752

* metric tons

Cost of Sales and Gross Profit

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total revenue for the year ended December 31, 2011 and 2010:

	Year ended December 31,
	2011		2010		Percentage
		% of		% of	Change
	US$	sales	US$	sales	Year to Year
Revenue	$52,469,229	100%	$39,630,752	100%	32%

Cost of sales
- Product sales to third parties	$(37,074,574)	70.7%	$(23,411,057)	59.1%	58%
- Product sales to related parties	$-	-%	$(976,487)	2.4%	(100)%
- Licensing technology	$(53,760)	0.1%	$(233,109)	0.6%	(77)%

Gross profit	$15,340,895	29.2%	$15,010,099	37.9%	2%

The costs of sales increased $13.6 million, or 58%, to $37 million for 2011 from $23 million for 2010. As a percentage of total sales, our cost of sales increased to 70% of revenue for the year ended December 31, 2011, compared to 62% of revenue for the year ended December 31, 2010.  Gross profit increased to $15.3 million for 2011 when compared to $15 million for 2010, an increase of about $0.3 million, or 2%, year to year. Our gross profit margin decreased to 29% for 2011 from 37.9% for 2010. Contributing to the decrease in gross profit margin compared 2011 to 2010 was the fact that we price our refined copper and CCA wire products based on the market price for materials plus a fixed dollar mark-up, and our gross profit is essentially this mark-up net of costs classified as part of cost of goods sold. As copper prices rise during 2011, our fixed dollar mark-up per ton processed represents a relatively lower percentage of our gross sales (which is generally based on tons processed) and therefore our gross profit margin as a percentage of sales is relatively lower.

Selling and Distribution Expenses, Administrative and Other Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total revenue for selling and distribution expense, as well as administrative and other expenses for the year ended December 31, 2011 and 2010:

	Year ended December 31,
	2011		2010		Percentage
		% of		% of	Change
	US$	sales	US$	sales	Year to Year
Gross profit	$15,340,895	29%	$15,010,099	38%	-9%
Selling and Distribution Expenses	(606,271)	-1.1	(445,951)	-1	0.1
General and administrative Expenses	(2,662,595)	-5	(1,857,785)	-5	-
Operating Income	$12,072,029	23%	$12,706,363	32%	-9%

Selling and distribution expenses and general and administrative expenses remained virtually unchanged year over year.

Other Income

For the year ended December 31, 2011, we had other income of $0.3 million, up $0.2 million, or 200%, from the $0.1 million posted for 2010. The increase in net profit was primarily due to an increase in foreign exchange gain and government subsidy income for the purpose to encourage the R&D on high-tech field.

Net Income before allocation of non-controlling interest

We had net income before allocation of non-controlling interest of $9.9 million for 2011, down $0.7 million, or 6.6%, from the $10.6 million posted for 2010. The decrease in net income was primarily due to a decrease in gross profit margin while there was no fluctuation in ratio of selling and distribution expenses and general and administrative expenses against total revenue

Net Income attributed to non-controlling interest

For the year ended December 31, 2011, we attributed $5,057 to the minority shareholders of Panjin TOFA Cable Co., Ltd that was established on June 30, 2011.

Other Comprehensive Income

Other comprehensive income represents the foreign currency translation adjustment. During the year ended December 31, 2011, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $1.4 million.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had cash on hand of approximately $4.4 million, which represents an increase of $2 million from $2.4 million at December 31, 2010, other current assets of $35.98 million, and current liabilities of $15.7 million. Working capital was $24.73 million and the ratio of current assets to current liabilities was 2.58 to 1 as of December 31, 2011.

The following is a summary of cash provided by or used in each of the indicated type of activities during the year ended December 31, 2011 and 2010, respectively:

	As of December 31,
	2011	2010
Cash provided by (used in):
Operating Activities	$1,961,366	$5,173,272
Investing Activities	(1,269,612)	(9,057,883)
Financing Activities	390,082	5,476,026

Effect of foreign exchange rate changes	893,517	67,501

Cash, beginning of the period	2,431,893	772,977
Cash, end of the period	$4,407,246	$2,431,893

•	Net cash provided by operating activities was $1.96 million for the year ended December 31, 2011, as compared to net cash provided by operating activities of $5.2 million for 2010. The decrease was mainly due to (i) a $9.9 million in net income, (ii) a $4.6 million accounts receivable increase driven by sales growth and (iii) a $6.5 million inventory increase resulting from larger operation. .

•	Net cash used in investing activities was $1.27 million in 2011, as compared to net cash used in investing activities of $9 million in 2010. The decrease was mainly due to the fact that we did not purchase any intangible assets during 2011 while we did it during 2010.

•	Net cash provided by financing activities was $0.39 million in 2011, as compared to net cash used in financing activities of $5.5 million in 2010. For the year ended December 31, 2011, the decrease consisted mainly of (i) $0.5 million decrease in advances from related companies, (ii) proceeds of bank loan at $13.4 million and repayments in bank loans at $12.5 million, which is similar to 2010 and (iii) the fact that there was no capital contribution in 2011 while capital contribution amounted to $0.8 million in 2010.

Our bank loans consisted of the following:

	December 31,
	2011	2010
Short-term bank loans	$8,918,440	$7,945,543

The bank loans as outlined in the following table are secured by mortgages on the land and buildings, other plant and equipment and personal guarantees of some directors’ and third parties. The proceeds of the loans were used to finance the acquisition of property, plant and equipment and for working capital of the Company.

The details of the short term bank loans outstanding as of December 31, 2011 are as follows:

Name of bank	Outstanding loan amount	Current Annualized interest rate	Nature of loans	Term of loans	Collateral

China CITIC Bank, Dalian Branch (“China CITIC”)	US$794,420 (RMB5,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equal to 8.20%)	Term loan	April 1, 2011 to March 30, 2012	Related party and third party guarantees

	US$794,420 (RMB5,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equal to 8.20%)	Term loan	April 1, 2011 to March 23, 2012	Related party and third party guarantees

Shanghai Pudong Development Bank (“SPDB”)	US$3,165,605 (RMB19,924,000)	China Central Bank benchmark half-year rate of 5.85% plus 20% (equal to 7.02%)	Revolving loan	August 5, 2011 to August 1, 2012	Mortgages on land use right, other plant and equipment

Shenzhen Development Bank (“SDB”)	US$1,191,630 (RMB7,500,000)	China Central Bank benchmark annual rate of 6.31%	Revolving loan	April 29, 2011 to April 28, 2012	Related party and third party guarantees

	US$1,191,630 (RMB7,500,000)	China Central Bank benchmark annual rate of 6.31%	Revolving loan	April 27, 2011 to April 26, 2012	Related party and third party guarantees

	US$1,246,885 (RMB7,847,771)	LIBOR plus 3 bps (equal to 4.5%)	Export loans	January 27, 2011 to January 26, 2012	Related party and third party guarantees

Industrial and Commercial Bank Of China (“ICBC”)	US$476,652 (RMB3,000,000)	China Central Bank benchmark annual rate of 8.528%	Revolving loan	September 29, 2011 to September 14, 2012	Factoring business on account receivables

	US$28,599 (RMB180,000)	China Central Bank benchmark annual rate of 8.528%	Revolving loan	November 16, 2011 to May 15, 2012	N/A

	US$28,599 (RMB180,000)	China Central Bank benchmark annual rate of 7.73%	Revolving loan	November 16, 2011 to May 15, 2012	N/A

The details of the short term bank loans outstanding as of December 31, 2010 are as follows:

Name of bank	Outstanding loan amount	Current Annualized interest rate	Nature of Loans	Term of loans	Collateral

China CITIC	US$757,576 (RMB5,000,000)	China Central Bank benchmark annual rate of 5.31% plus 20% (equal to 6.37%)	Term loan	April 6, 2010 to April 5, 2011	Related party and third party guarantees

	US$757,576 (RMB5,000,000)	China Central Bank benchmark annual rate of 5.31% plus 20% (equal to 6.37%)	Term loan	April 7, 2010 to March 28, 2011	Related party and third party guarantees

SPDB	US$3,212,727 (RMB21,204,000)	China Central Bank benchmark half-year rate of 4.86% plus 10% (equal to 5.35%)	Revolving loan	August 12, 2010 to August 9, 2011	Related party and third party guarantees Mortgages on land use right, other plant and equipment

SDB	US$1,136,363.50 (RMB7,500,000)	China Central Bank benchmark annual rate of 5.31% plus 10% (equal to 5.84%)	Revolving loan	November 9, 2010 to May 23, 2011	Related party and third party guarantees

	US$1,136,363.50 (RMB7,500,000)	China Central Bank benchmark annual rate of 5.31% plus 10% (equal to 5.84%)	Revolving loan	November 10, 2010 to May 23, 2011	Related party and third party guarantees

	US$944,937 (RMB6,236,586)	LIBOR plus 3 bps (equal to 2.4%)	Export loans	November 24, 2009 to November 23, 2010 and renewed until May 2011	Related party and third party guarantees

Interest expenses for the years ended December 31, 2011 and 2010 amounted to $676,029 and $381,564, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

On October 12, 2010, Dalian Xinding entered into the Loan Agreements with the shareholders of TOFA and Tongda, respectively. Under the Loan Agreements, Dalian Xinding is obligated to provide interest free loans to the shareholders of TOFA and Tongda in order to clear the debt occurred when TOFA and Tongda were established. In providing these interest free loans, the Company currently has a commitment of $3.3 million that is contracted for but not provided in the financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to respond to this item.

Item 8.  Financial Statements and Supplementary Data.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.   Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2011, our controls and procedures were not effective due to certain significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal controls over financial reporting.

This is due to the fact that we lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principles (“GAAP”) standards, especially related to complicated accounting issues. This could cause us to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries. Our internal audit function is significantly deficient due to insufficient qualified resources and appropriate systems to perform such function. Therefore, the ability to prevent and control lapses and errors in our accounting function could not be rendered effectively.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Internal control over financial reporting includes policies and procedures that:

1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and/or our board of directors; and

3)	Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the interim or annual consolidated financial statements.

Under the supervision and with the participation of our chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“Treadway”).

Based on this evaluation, our management concluded that as of December 31, 2011, our controls and procedures were not effective due to the significant deficiencies in our internal controls over financial reporting discussed above.

Inherent Limitations over Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements and all fraud. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the objectives of the policies and procedures are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table and the paragraphs following sets forth the name, age and position of our executive officers and directors.

NAME	AGE	POSITION WITH TODA

Chuan-Tao Zheng	50	Chairman, Chief Executive Officer, President and Director

Yu-Kai Wang	49	Chief Technology Officer and Director

Yu-Long Wang	48	Independent Director

Yue Kou	39	Chief Financial Officer and Secretary

Pi-Jia Liu	51	Chief Operating Officer

Mr. Chuan-Tao Zheng joined our Board on March 15, 2011 and has served as our Chairman of the Board, President and Chief Executive Officer since that date. Mr. Zheng is responsible for the strategic planning and overall operation of the Company. Mr. Zheng has also served as Managing Director of TOFA since August 2004. Prior to joining TOFA, he had worked as Engineer and Plant Manager of Dalian Marine Fishery Company from 1982 to 1994, General Manager of Foreign Economic and Trade Company Ltd, of WaFengDian City from 1994 to 1998, and as Managing Director of ZhongDa Import and Export Company Limited from 1998 to 2004. Since 2007, Mr. Zheng has been a Visiting Professor to the World Eminence Chinese Business Association College and the Vice Chairman of the Electronic Industry Chamber of Commerce of the World Eminence Chinese Business Association. He has also been a member of the CPPCC Dalian Committee since 2008. He was awarded the title of “Harmonious China, Ten Most Influential Entrepreneurs of 2006” and “Top Ten Management Personnel among the World’s Chinese Entrepreneurs in the Bimetal Composite Material Industry” in 2007. Mr. Zheng received his bachelor’s degree in mechanical engineering from the Dalian Ocean University.

Mr. Zheng’s leadership experience and technical knowledge were important qualifications considered in his appointment to the Board. In addition, as the President and Chief Executive Officer, his presence on the Board will assist the Board in remaining informed regarding the operations of the Company and the progress on business plans.

Mr. Yu-Kai Wang joined our Board on May 4, 2011 and has served as our Chief Technology Officer since March 15, 2011. Mr. Wang has also served as Managing Director of Tongda since its formation in 2008. Mr. Wang is responsible for supporting and developing the technology used by our Company. He received a bachelor’s degree from the Shenyang Mechanical and Electrical Engineering Institute in 1984. Thereafter, he had worked as Assistant Engineer for Harbin Forestry Machinery Factory from 1984 to 1988; Engineer for Dalian Composite Machinery Research Institute from 1988 to 2000; and General Manager for Dalian Qida Mechanical and Electrical Equipment Manufacturing Company Ltd. from 2005 to 2008.

Because our industry, like many industries, is becoming increasingly reliant on technology, we believe that Mr. Wang’s technological aptitude was an important qualification considered in his appointment and will assist the Board in remaining abreast on technology projects important to the Company’s risk management and business plan.

Mr. Yu-Long Wang joined our Board on May 4, 2011. Mr. Wang worked for the Jiamusi City Government in Heilongjiang Province, PRC from 1990 to 1999. Since leaving the government in 1999, he has held senior management positions with a number of private enterprises in China. He served as Vice President of China Sun Group High-Tech Co., and its operating subsidiary, Dalian Xinyang High-Tech Development Co. Ltd (“DLXY”) from 1999 to 2009 in various capacities at DLXY. From 1999 to 2000, he was the director of marketing and from 2000 to 2002, he served as the assistant to the Chairman. In 2002, Mr. Wang was appointed Vice President where he was in charge of production, research and development, and sales management. He is currently founder, President and Chief Executive Officer of Dalian Kaida Venture Capital Co. Ltd., Chief Executive Officer of New York Kaida Capital Holdings LLC since 2006, and President of Asia Pacific East Mount Financial Group LTD, a Hong Kong based company engaged in risk management and consultancy with respect to overseas listing, investment and acquisitions. Mr. Wang graduated from the Heilongjiang University with a bachelor’s degree in business administration.

The Company believes that Mr. Yu-Long Wang’s knowledge of risk management and his business experience in a variety of areas in high tech industries – sales, marketing, research and development and production, coupled with his extensive experience in dealing with city and provisional government officials, will be invaluable as the Company grows.  He can provide management and the board with a unique perspective on strategy for expansion in the Chinese market.

Ms. Yue Kou, was appointed Chief Financial Officer and Corporate Secretary of the Company on December 29, 2011. Prior to joining TODA as an employee, she has served as an independent consultant to the Company and its subsidiaries since October 2009, assisting with the preparation of its financial statements and regulatory filings.  Ms. Kou served as Chief Financial Officer of Dragon Jade International Limited from August 2008 until November 2011 and as Chief Financial Officer of KASH Strategic Ltd. From February 2006 until November 2011, she was the financial manager of China Broadcasting Holding Ltd., a listed company in Hong Kong from 2002 until 2006. From 1996 to 2002, she held senior management positions in several accounting firms in Hong Kong and China.  She is a member of professional accounting groups HKICPA, ACCA and CICPA.  Ms. Kou received a B.S. degree in Business Administration from the Tianjin Finance and Economic University, a Masters degree in Accountancy from the Chinese University of Hong Kong and a Masters degree in Banking from the City University of Hong Kong.

Mr. Pi-Jia Liu joined the Company as our Chief Operating Officer on March 15, 2011 and he has served as a Director of TOFA since 2004. Mr. Liu oversees the daily business operations of the Company. After graduating from the Dalian Ocean University with a bachelor’s degree in mechanical engineering in 1982, he worked as engineer for Dalian Canned Food Factory until 1995. He was then Deputy General Manager for Dalian FuYan Industrial Company Ltd. from 1995 to 2001; and Deputy General Manager for Dalian ZhongDa Import and Export Company Ltd. from 2001 to 2004. Since 2004, Mr. Liu has also been a Director with the China Optical-Electrical Wires and Cables Industry Association.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in Item 13. Certain Relationships and Related Transactions, and Director Independence, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

Currently Mr. YL Wang is our only independent director within the meaning of applicable Nasdaq Listing Rules and the rules promulgated by the SEC.

Board Meetings and Annual Meeting

During the 2011 fiscal year, our board of directors held five meetings and acted by written consent twice. Messrs. Zheng and YK Wang attended our May 15, 2011 general meeting of shareholders.

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee or committees performing similar functions. Management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or nominating committee. However, management plans to form an audit, compensation and nominating committee in the near future.

The audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and system of internal controls. We intend that the audit committee will be comprised solely of independent directors and will have an audit committee financial expert as required by the rules and regulations of the SEC. We currently believe that Mr. YL Wang is qualified to serve as the audit committee’s financial expert for purposes of the SEC's rules. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. The nominating committee will be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee will also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. Until these committees are established, these decisions will continue to be made by our board of directors. Although our board of directors has not yet established any minimum qualifications for director candidates, when considering potential director candidates, our board of directors considers the candidate’s character, judgment, skills and experience in the context of the needs of our Company and our board of directors.

We do not have a charter governing the nominating process. The members of our board of directors, who perform the functions of a nominating committee, are not independent because they are also our officers. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by shareholders is necessary at this time because, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level.

Board Leadership Structure

Our board of directors recognizes that the leadership structure and combination or separation of the Chief Executive Officer and Chairman roles is driven by the needs of the Company at any point in time. As a result, no policy exists requiring combination or separation of leadership roles and our governing documents do not mandate a particular structure. This has allowed our board of directors the flexibility to establish the most appropriate structure for the Company at any given time.

Currently, Mr. Zheng is serving as the Chairman of our board of directors, Chief Executive Officer, and President. Mr. Zheng’s role is to oversee and manage the board of directors and its functions, including setting meeting agendas and running board meetings. In this regard, Mr. Zheng and the board of directors in their advisory and oversight roles are particularly focused on assisting senior management in seeking and adopting successful business strategies and risk management policies, and in making successful choices in management succession.

Risk Oversight

Each of our directors has a responsibility to monitor and manage risks faced by the Company. At a minimum, this requires the members of the board of directors to be actively engaged in board discussions, review materials provided to them, including financial statements provided to them on monthly and quarterly basis, and know when it is appropriate to request further information from management and/or engage the assistance of outside advisors. Because risk oversight is a responsibility for each member of the board of directors, the board’s responsibility for risk oversight is not and will not be concentrated into a single committee.

Currently, the board of directors meets formally, as needed to discuss risks and monitor specific areas of the Company’s performance. In addition, we strive to provide a board infrastructure that encourages directors to ask specific questions or raise concerns by allotting them sufficient time to do so at each meeting and providing them with sufficient amounts of time to review materials in advance of a meeting.

Going forward, we anticipate that oversight will be delegated, to a large degree, to the various board committees that we will establish with independent directors serving as committee chairmen. Committees will then meet formally, as needed, to discuss risks and monitor specific areas of the Company’s performance and report their findings to the full board of directors.

Shareholder Communications

Our board of directors does not currently provide a process for shareholders to send communications to our board of directors because our management believes that until this point it has been premature to develop such processes given the limited liquidity of our common stock. However, management is considering the best approach to shareholder communication and believes that it will establish a process for shareholder communications in the near future.

Item 11.   Executive Compensation.

Background

The following table shows the compensation of each of our named executives in 2011.   Our named executives during 2011 were Mr. Zheng, our Chief Executive Officer and President, Ms. Kou, our Chief Financial Officer and Secretary, Mr. YK Wang, our Chief Technology Officer, and Mr. Liu, our Chief Operating Officer and Messrs. Karl Brenza and Anthony Zhang, who served as our principal executive officer and principal financial officer for a period of time during 2011.

As the membership of our board of directors increases, our board of directors intends to form a compensation committee charged with the oversight of our executive compensation plans, policies and programs and the authority to determine and approve the compensation of our chief executive officer and make recommendations with respect to the compensation of our other executive officers.

Executive Officers Compensation Table —Years Ended December 31, 2011, 2010 and 2009 (1)

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Position	Year	Salary ($)(2)	Bonus ($)	All Other Compensation ($)(3)	Total Compensation ($)
Chuan-Tao Zheng	2011	$15,097	0	$3,649	$18.746
President and	2010	$14,562	0	$3,520	$18,082
Chief Executive Officer	2009	$8,799	0	$2,118	$10,917

Yue Kou (4)	2011	$0	0	$0	$0
Chief Financial Officer
and Secretary

Yu-Kai Wang	2011	$10,397	0	$2,831	$13,228
Chief Technology Officer	2010	$10,028	0	$2,731	$12,759
	2009	$10,028	0	$2,731	$12,759

Pi-Jia Liu	2011	$13,700	0	$3,312	$17,012
Chief Operating Officer	2010	$13,214	0	$3,195	$16,409
	2009	$8,799	0	$2,118	$10,917

Anthony Zhang (5)	2011	$18,530	0	$0	$18,530
Former Chief Financial	2010	$1,517	0	$50	$1,567
Officer and Secretary

Karl Brenza (6)	2011	$0	0	$0	$0
Former President and Chief	2010	$0	0	$0	$0
Executive Officer

(1)	On March 15, 2011, we acquired Victor Score in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Zheng became our Chief Executive Officer and President, Mr. Zhang became our Chief Financial Officer, Mr. YK Wang became our Chief Technology Officer and Mr. Liu became our Chief Operating Officer. Prior to the effective date of the reverse acquisition, Messrs. Zheng, Zhang, YK Wang and Liu held similar positions with TOFA, Tongda or Victor Score. The annual compensation shown in this table for 2009 and 2010 includes the amounts Messrs. Zheng, Zhang, YK Wang and Liu received from TOFA, Tongda or Victor Score prior to the consummation of the reverse acquisition.

(2)	Our current officers and Mr. Zhang are compensated in RMB. The amounts set forth in the table above are calculated using an exchange rate of $1.00 = RMB 6.2939, RMB 6.6227 and RMB 6.8282 as of December 31, 2011, 2010 and 2009, respectively.

(3)	The reported amounts represent insurance benefits (retirement, unemployment and medical) for Messrs. Zheng, Zhang, YK Wang and Liu.

(4)	Ms. Kou joined the Company as Chief Financial Officer and Secretary effective as of December 29, 2011.

(5)	Mr. Zhang was hired by Victor Score on December 1, 2010, in contemplation of the consummation of the reverse acquisition. Mr. Zhang resigned from the Company effective as of December 29, 2011. He received no severance compensation from the Company in connection with his resignation.

(6)	Mr. Brenza was appointed our President and Chief Executive Officer effective as of August 31, 2010 and resigned from both of those positions effective as of March 15, 2011. He received no compensation from the Company in connection with his service or resignation.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers at December 31, 2011. No equity awards were made during the year ended December 31, 2011.

Option Exercises and Stock Vested

No options to purchase our capital stock were exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the year ended December 31, 2011.

Pension Benefits

No named executive officers received or held pension benefits during the year ended December 31, 2011.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the year ended December 31, 2011.

Potential Payments Upon Termination or Change in Control

None of the named executive officers are subject to an employment agreement or other compensation arrangement providing them with any severance or payment upon their termination or a change in control.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2011.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2011 we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers; however, none of our executive officers received any compensation during the last fiscal year. None of our executive officers has served on the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity, any of whose executive officers served on our board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information, as of March 15, 2012, concerning (a) each person that is known to us to be the beneficial owner of more than 5% of our shares, (b) each of our executive officers, (c) each director and (d) all of our directors and executive officers as a group. Unless otherwise indicated, all persons listed below have sole voting and investment power with respect to their shares, except to the extent spouses share authority under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC. At the close of business on March 15, 2012, we had 27,780,000 ordinary shares issued and outstanding. Except as otherwise set forth in the table, the address of each beneficial owner is: c/o Dalian TOFA New Materials Development Co., Ltd, No. 18-2-401, Gangjing Garden, Dandong Street, Zhongshan District, Dalian, Liaoning Province, China. In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of March 15, 2012 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or greater shareholders
Chuan-Tao Zheng	10,457,195	37.64%

Yu-Kai Wang	2,875,726	10.35%

Pi Jia Liu	1,568,578	5.65%

Officers and Directors (other than Messrs. Zheng, YK Wang and Liu, whose share ownership is referenced under the heading 5% of greater shareholders)

Yue Kou	0	N/A

Yu-Long Wang	0	N/A

All officers and directors as a group (5 persons)	14,901,499	53.64%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Under Item 404 of Regulation S-K, we are required to disclose any transaction or series of transactions in the last fiscal year between us and any officer, director or affiliates of the Company that has an aggregate value in excess of $120,000 or 1% of the average of the Company’s total assets for the last two fiscal years ($433,715).

Prior to the consummation of the share exchange, the Company made several unsecured, interest free loans to shareholders of TOFA and Tongda.  The loans were made in accordance with policies established by TOFA and Tongda.  Shareholders were required to submit individual loan applications and the general manager and director could then approve the loan. The shareholder loans are interest-free and must be repaid within one year or, upon demand for repayment, within a month of the demand date.  Following the consummation of the share exchange, the Company ceased making any additional loans.  The details of these loans are as follows:

Outstanding 2011 Related Party Loans

Name of Related Party and Relationship to Company	Date of Unsecured, Interest Free Loan	Maximum Available Borrowing Amount	Actual Borrowed Amount	Purpose(s)	Maximum Balance Outstanding in 2011	Balance at 12/31/11

Yu-Chun Song, Former TOFA Shareholder	June 22, 2007	US$1,562,866 (RMB10,000,000)	US$1,051,130	Personal use (specifics unknown)	US$1,515	US$0

Yu-Kai Wang, Chief Technology Officer and Shareholder	January 5, 2010	US$15,629 (RMB100,000)	US$10,905	Business Travel	US$10,905	US$0

Outstanding 2010 Related Party Loans

Name of Related Party and Relationship to Company	Date of Unsecured, Interest Free Loan	Maximum Available Borrowing Amount	Actual Borrowed Amount	Purpose(s)	Maximum Balance Outstanding in 2010	Balance at 12/31/10

Pi-Jia Liu, Chief Operating Officer and Shareholder	September 15, 2008	US$781,433 (RMB5,000,000)	US$442,448	Personal use (specifics unknown)	US$413,718	US$0

Yu-Chun Song, Former TOFA Shareholder	June 22, 2007	US$1,562,866 (RMB10,000,000)	US$1,051,130	Personal use (specifics unknown)	US$1,051,130	US$1,515

Chuan-Tao Zheng, Chairman, Chief Executive Officer and Shareholder	December 1, 2008	US$4,688,598 (RMB30,000,000)	US$4,148,538	Personal use (specifics unknown)	US$893,120	US$0

Yu-Kai Wang, Chief Technology Officer and Shareholder	January 5, 2010	US$15,629 (RMB100,000)	US$10,905	Business Travel	US$10,905	US$10,905

Our VIE, TOFA, in the ordinary course of its business operations and on commercially reasonable terms consistent with those provided to unrelated third parties, purchases raw materials from, and sells finished goods to, entities controlled by Mr. Zheng, including Shenzhen TOFA and Dalian Tofa Metal Material Co., Ltd. (“Dalian Tofa Metal”), (collectively, the “Related Companies”).

During the year ended December 31, 2011, TOFA purchased $1.9 million in raw materials from the Related Companies. During the year ended December 31, 2010, the Related Companies purchased $1.4 million in finished goods from TOFA and TOFA purchased $2.25 million in raw materials from the Related Companies in arms-length transactions.

Victor Score, through its subsidiary, Dalian Xinding, entered into the VIE Agreements on October 12, 2010 by which it controls TOFA and Tongda. Mr. Zheng owns a majority of the equity interest in TOFA and YK Wang owns a majority of the equity interest in Tongda. Pursuant to pledge agreements with the equity holders of TOFA and Tongda, including Mr. Zheng, YK Wang, and Mr. Liu, all of the equity interests of TOFA and Tongda were pledged to Dalian Xinding in exchange for interest free loans to the equity holders. The loans to Messrs. Zheng, YK Wang, and Liu were in the respective amounts of RMB11,350,000 ($1,701,365), RMB3,570,000 ($535,143) and RMB1,290,000 ($193,371) in 2010. Pursuant to the VIE Agreements, each of TOFA and Tongda leases its respective manufacturing facilities to Dalian Xinding.

In connection with TOFA and Tongda entering into one or more loan agreements with various financial institutions, one or more of the officers and directors of the Company, TOFA and/or Tongda entered into a Guarantee Agreement with the respective financial institution on commercially reasonable terms.  The loans are discussed in Note 13 of Notes to Consolidated Financial Statements.

The following information outlines the material terms of the related party guarantees for the loans:

Name of Related Party and Relationship to Company	Date of Guarantee(s)	Maximum Guarantee Amount	Purpose(s)	Term of Guarantee

Chuan-Tao Zheng, Chairman and CEO, and Lihua Sun, his spouse	February 15, 2011	US$2.38 million (RMB15 million)	jointly guaranteeing the performance of all obligations, including the payment of amounts due and owing under loan agreements between TOFA and SPDB	2 years

	March 31, 2011	US$1.58 million (RMB10 million)	jointly guaranteeing the performance of all obligations, including the payment of amounts due and owing under loan agreements between TOFA and CITIC Bank	2 years

Shenzhen TOFA, an entity controlled by Chuan-Tao Zheng, Chairman and CEO	February 15, 2011	US$2.38 million (RMB15 million)	guaranteeing the performance of all obligations, including the payment of amounts due and owing under loan agreements between TOFA and SDB	2 years

	March 31, 2011	US$3.17 million (RMB20 million)	guaranteeing the performance of all obligations, including the payment of amounts due and owing under loan agreements between TOFA and CITIC Bank	2 years

Chuan-Tao Zheng, Chairman and CEO	Dated July 2009 and executed December 16, 2009	US$3.79 million (RMB25 million)	guaranteeing the performance of all obligations, including the payment of amounts due and owing under loan agreements between TOFA and SDB	2 years

Zong-li Li, Shareholder	February 15, 2011	US$2.70 million (RMB16.99 million)	guaranteeing the performance of all obligations, including the payment of amounts due and owing under loan agreements between TOFA and SDB	2 years

Pi-Jia Liu, Shareholder	February 15, 2011	US$2.70 million (RMB16.99 million)	guaranteeing the performance of all obligations, including the payment of amounts due and owing under loan agreements between TOFA and SDB	2 years

Our board of directors does not currently have any policies or procedures that it follows in connection with transactions it undertakes with related parties but intends to adopt such policies and procedures as are necessary and appropriate for a US publicly-traded entity quoted on the OTC Bulletin Board or listed on a national securities exchange.

Item 14.   Principal Accounting Fees and Services.

PMB Helin Donovan, LLP (“Helin Donovan”) was our independent accounting firm from inception until March 15, 2011, when we dismissed them in connection with the consummation of the share exchange that was consummated on March 15, 2011. Helin Donovan had previously been engaged as the principal accountant to audit our financial statements. The reason for the dismissal of Helin Donovan is that, following the consummation of the share exchange on March 15, 2011, (i) the former shareholders of Victor Score own a significant amount of the outstanding shares of our common stock and (ii) our primary business became the business previously conducted by Victor Score. The independent registered public accountant of Victor Score for US accounting purposes was the firm of UHY Vocation HK CPA Limited (“UHY Vocation”). We believe that it is in our best interest to have UHY Vocation continue to work with our business, and we therefore retained UHY Vocation as our new principal independent registered accounting firm, effective as of March 15, 2011. UHY Vocation is located at 3/F., Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong. The decision to change accountants was approved by our board of directors on March 15, 2011.

The report of Helin Donovan on our financial statements for the period from September 27, 2006 (inception) through our fiscal year ended June 30, 2010 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

From our inception through March 15, 2011, there were no disagreements with Helin Donovan on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Helin Donovan, would have caused it to make reference to the matter in connection with its reports.

From our inception through March 15, 2011, we did not consult UHY Vocation regarding either: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K.

The following table sets forth fees billed to us by UHY Vocation for professional services rendered for 2011 and 2010:

	2011	2010
Audit Fees	$113,222	$178,350
Audit-Related Fees	51,000	0
Tax Fees	0	0
All Other Fees	0	0

Total	$164,222	$178,350

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal year 2011 and 2010.

Audit-Related Fees. This category includes the aggregate fees billed for professional services rendered for the reviews of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by UHY Vocation with statutory and regulatory filings or engagements for the fiscal year 2011.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See Item 8, "Financial Statements and Supplementary Data."

(a)(2) Financial Statement Schedules

All financial statement schedules for TODA and its subsidiaries or affiliates have been included in the consolidated financial statements or the related notes or they are either inapplicable or not required.

(a)(3) Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Toda International Holdings Inc. and Subsidiaries (the “Company”) as of December 31, 2011, and 2010, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for each of the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidation financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toda International Holdings Inc. and its Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

UHY VOCATION HK CPA LIMITED

Certified Public Accountants

Hong Kong, the People’s Republic of China,

April 13, 2012

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN US DOLLARS)

	December 31, 2011	December 31, 2010
		(A)
Assets
Current assets
Cash	$4,407,246	$2,431,893
Restricted cash	1,588,840	1,266,667
Accounts receivable	16,440,294	11,825,238
Inventories	12,114,595	5,580,175
Prepaid expenses and other deposits	4,488,777	5,741,549
Due from related parties	1,285,791	787,876
VAT tax receivable	61,385	-
Total current assets	40,386,928	27,633,398

Non-current assets
Property, plant and equipment, net	3,751,659	3,123,858
Construction in progress	1,676,522	1,368,351
Land use right, net	295,312	287,873
Intangible asset, net	3,970,114	4,248,422
Total non-current assets	9,693,607	9,028,504
Total assets	$50,080,535	$36,661,902

Liabilities and stockholders' equity
Current Liabilities
Accounts payable	$4,678,341	$3,706,251
Bank loans	8,918,440	7,945,543
Income tax payable	584,579	1,316,676
Advanced from unrelated parties	257,034	-
Accrued liabilities and other payables	1,216,551	632,110
Total current liabilities	15,654,945	13,600,580

Total liabilities	15,654,945	13,600,580

Stockholders' equity

Preference share, $0.000128 par value, nil and 781,250 shares
authorized; nil and 104,572 shares issued and outstanding as of December 31, 2011 and December 31, 2010 respectively	-	13

Ordinary share, $0.000256 par value, 100,000,000 shares
and 39,062,500 shares authorized; 27,780,000 shares and 17,322,805
shares issued and outstanding as of December 31, 2011 and at December 31, 2010, respectively	7,112	4,203
Additional paid-in capital	3,047,826	3,130,164
Statutory reserve	3,316,250	2,261,972
Retained earnings	25,559,439	16,665,066
Accumulated other comprehensive income	2,410,341	999,904
Total TODA stockholders' equity	34,340,968	23,061,322

Add: Non-controlling interest	84,622	-

Total equity	34,425,590	23,061,322

Total liabilities and stockholders' equity	$50,080,535	$36,661,902

(A)	Represents the consolidated balance sheets of Victor Score Limited and subsidiaries (the "Accounting Acquirer"). (See note 1)

See notes to financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(IN US DOLLARS)

	Year ended December 31,
	2011	2010
		(A)
Revenue
- Product sales to third parties	$51,693,735	$35,973,392
- Product sales to related parties	-	1,423,123
- Licensing technology	775,494	2,234,237
Total revenue	52,469,229	39,630,752

Cost of sales
- Product sales to third parties	(37,074,574)	(23,411,057)
- Product sales to related parties	-	(976,487)
- Licensing technology	(53,760)	(233,109)
Total cost of sales	(37,128,334)	(24,620,653)

Gross Profit	15,340,895	15,010,099

Operating expenses:
Selling and marketing expenses	(606,271)	(445,951)
General and administrative expenses	(2,662,595)	(1,857,785)
Total operating expenses	(3,268,866)	(2,303,736)

Operating income	12,072,029	12,706,363

Other income and (expense):
Other income	354,439	95,237
Interest expenses	(676,029)	(381,564)
Total other income and (expense)	(321,590)	(286,327)

Income before income taxes	11,750,439	12,420,036

Income tax expense	(1,796,731)	(1,798,009)

Net income before allocation of non-controlling interest	9,953,708	10,622,027

Net income attributable to non-controlling interest	(5,057)	-

Net income attributable to common stockholders	$9,948,651	$10,622,027

Earnings per share
- Basic	$0.42	$0.65

- Diluted	$0.36	$0.39

Weighted average common shares outstanding
- Basic	23,731,700	16,419,955

- Diluted	27,596,956	26,877,150

(A)	Represents the consolidated Statements of Income of Victor Score Limited and subsidiaries (the "Accounting Acquirer"). (See note 1)

See notes to financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

( IN US DOLLARS)

	For the Year Ended
	December 31,
	2011	2010
		(A)

Net income	$9,953,708	$10,622,027

Other comprehensive income
Foreign currency translation adjustment	1,410,560	590,146

Comprehensive income	11,364,268	11,212,173

Less: Comprehensive (income) attributable to non-controlling interests	5,180	-

Comprehensive income attributable to TODA	$11,359,088	$11,212,173

(A)	Represents the consolidated Statements of Comprehensive Income of Victor Score Limited and subsidiaries (the "Accounting Acquirer"). (See note 1)

See notes to financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(IN US DOLLARS)

	Preference shares with		Ordinary shares with				Accumulated
	$0.000128 par value		$0.000256 par value		Additional		Other
	Number of		Number of		Paid-in	Statutory	Comprehensive	Retained	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	reserve	Income	Earnings	interest	Equity

Balance, December 31, 2009	104,572	$13	16,419,955	$4,203	$2,308,604	$1,152,992	$409,758	$7,152,019	$-	$11,027,589
Cash contribution of capital	-	-	-	-	821,560	-	-	-	-	821,560
Net income	-	-	-	-	-	-	-	10,622,027	-	10,622,027
Appropriations to statutory reserves	-	-	-	-	-	1,108,980	-	(1,108,980)	-	-
Foreign currency translation gain	-	-	-	-	-	-	590,146	-	-	590,146
Balance at December 31, 2010 (A)	104,572	13	16,419,995	4,203	3,130,164	2,261,972	999,904	16,665,066	-	23,061,322
Shares issued to former shareholders as part of the recapitalization during March 2011	-	-	902,850	232	(232)	-	-	-	-	-
Conversion of preference shares into ordinary shares	(104,572)	(13)	10,457,195	2,677	(2,664)	-	-	-	-	-
Effect of capital to be paid-up by the VIE non-controlling interest	-	-	-	-	(79,442)	-	-		79,442	-
Net income	-	-	-	-	-	-	-	9,948,651	5,057	9,953,708
Appropriations to statutory reserves	-	-	-	-	-	1,054,278	-	(1,054,278)	-	-
Foreign currency translation gain	-	-	-	-	-	-	1,410,437	-	123	1,410,560
Balance at December 31, 2011	-	$-	27,780,000	$7,112	$3,047,826	$3,316,250	$2,410,341	$25,559,439	$84,622	$34,425,590

(A)	Represents the consolidated statements of changes in stockholders’ equity of Victor Score Limited and subsidiaries (the "Accounting Acquirer"). (See note 1)

See notes to financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US DOLLARS)

	For the year ended December 31
	2011	2010
		(A)
Cash flows from operating activities:
Net income	$9,948,651	$10,622,027
Add: Net income attributable to minority interest	5,057	-
	9,953,708	10,622,027
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation of property, plant and equipment	395,505	197,769
Amortization of land use right	6,405	6,151
Amortization of intangible assets	469,949	336,687

Changes in assets and liabilities:
Accounts receivable	(4,615,056)	(5,258,662)
Inventories	(6,534,420)	(2,244,260)
Prepaid expenses and other deposits	1,265,192	(1,792,661)
VAT tax receivable	(61,385)	40,184
Accounts payable	972,090	2,689,719
Accrued liabilities and other payables	584,441	435,999
Advances from unrelated parties	257,034	(783,076)
Income tax payable	(732,097)	923,395
Net cash provided by operating activities	1,961,366	5,173,272

Cash flows from investing activities:
Increase in restricted cash	(322,173)	(1,266,667)
Purchase of property, plant and equipment	(705,817)	(2,086,463)
Purchase of intangible assets	-	(4,513,160)
Cash paid for construction in progress	(241,622)	(1,191,593)
Net cash used in investing activities	(1,269,612)	(9,057,883)

Cash flows from financing activities:
Advances (to)/ from related companies	(510,335)	1,396,239
Advances from owners	-	2,373,129
Proceeds from bank loans	13,430,231	13,808,459
Repayment of bank loans	(12,529,814)	(12,923,361)
Capital contribution	-	821,560
Net cash provided by financing activities	390,082	5,476,026

Net increase in cash	1,081,836	1,591,415

Effect on change of exchange rates	893,517	67,501

Cash as of January 1	2,431,893	772,977

Cash as of December 31	$4,407,246	$2,431,893

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid	$676,029	$381,564

Income tax paid	$2,528,828	$1,419,055
(A)	Represents the consolidated Statements of Cash Flow of Victor Score Limited and subsidiaries (the "Accounting Acquirer"). (See note 1)

See notes to financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

1.	Organization, business and operations

On September 27, 2006, TODA International Holdings Inc., formerly Summit Growth Corporation ("TODA" or the "Company"), was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business.

On March 15, 2011, TODA entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Victor Score Limited, a British Virgin Islands exempted business company ("Victor Score'), and its stockholders (the "Stockholders"). Prior to the share exchange, Victor Score issued 2,665,075 ordinary shares with par value of $0.00128 to former shareholders of the Company. Pursuant to the terms of the Exchange Agreement, the Stockholders of Victor Score agreed to transfer all of the issued and outstanding shares of common stock in Victor Score to the Company in exchange for the Company's issuing an aggregate of 32,839,910 ordinary shares and 104,572 preference shares of the Company's capital stock to the Victor Score stockholders and Victor Score. The Company initiated a 1 for 2 reverse stock splits effective on May 16, 2011. After the reverse stock split, there were 17,322,805 ordinary shares outstanding. On the same date, 104,572 preference shares were converted into 10,457,195 ordinary shares. As a result, a total of 27,780,000 ordinary shares were outstanding as of May 16, 2011 and December 31, 2011.

The Share Exchange was accounted for as a "reverse merger", since the former stockholders of Victor Score own a majority of the outstanding shares of the Company's capital stock immediately following the Share Exchange. Victor Score is deemed to be the accounting acquirer in the reverse merger. Accordingly after the reverse merger, Victor Score became a subsidiary of TODA, with Dalian TOFA New Materials Development Co., Ltd., a company incorporated under the laws of the People's Republic of China ("PRC') on November 12, 1997 ("TOFA'), and Dalian Tongda Equipment Technology Development Co., Ltd., a company incorporated under the laws of PRC on January 28, 2008 ("Tongda") being the variable interest entities ("VIEs") of TODA through a series of contractual agreements made with Dalian Xinding New Materials Technology Consultancy Co., Ltd. ("Dalian Xinding").

As a result of the Share Exchange, TODA is now engaged in the business of manufacturing and trading of copper coated aluminium wire and its related products, and in the business of manufacturing of wiring equipment and leasing copper coated aluminium wire technology in the PRC. TODA also exerts effective control TOFA and Tongda and receives 100% of the net profits derived from the business operations of TOFA and Tongda.

Subsequent to the Share Exchange, the Company now holds 100% of Victor Score, which, in holds 100% of the equity interest in Apex Wealth Holdings Limited ("Apex Wealth"), a limited liability company incorporated in Hong Kong, China on February 12, 2010 which, in turn, holds 100% of the equity interest in Dalian Xinding, a wholly foreign owned enterprise approved in the PRC on August 18, 2010 with the registered capital of RMB5,000,000 (US$732,504).

Pursuant to a group reorganization completed on October 12, 2010, TOFA and Tongda signed a series of contractual agreements with Dalian Xinding. TOFA and Tongda became variable interest entities ("VIEs') as defined under FASB ASC 810-10.

The Company does not conduct any operations or have any assets exclusive of its control of TOFA and Tongda. Through its contractual arrangements with TOFA and Tongda, the Company is engaged in the research, development, production and distribution of composite bimetallic materials, primarily copper clad aluminum ("CCA"), and its manufacturing equipment. The Company is also involved in the research and development of related production technologies and provides consultancy services on such technologies to a number of entities, within and out of China.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

1.	Organization, business and operations (…/Cont’d)

The VIE Agreements grant Dalian Xinding the power to direct the activities that most significantly impact TOFA's and Tonda's economic performance and right to economic returns in the following manner:

(a)	Pursuant to the terms of the Business Operation Agreement, Dalian Xinding effectively gained management control of TOFA and Tongda.

*	Without written consent of Dalian Xinding, neither TOFA nor Tongda can enter into or consummate a transaction that might significantly affect the assts, obligations, rights or operations of TOFA or Tongda.

*	Dalian Xinding is entitled to provide advice and guidance regarding hiring and firing employees, daily operations and financial management of TOFA and Tongda. The managements of TOFA and Tongda have agreed to accept such advice and guidance.

*	Dalian Xinding is entitled to recommend all candidates for directors and executive officers of TOFA and Tongda. TOFA and Tongda have agreed to appoint the candidates recommended by Dalian Xinding.

*	TOFA and Tongda have issued a letter of authorization that authorizes designated officers of Dalian Xinding to act as their proxies and exercise all rights of stockholders at any stockholders meetings of TOFA or Tongda pursuant to PRC law and the bylaws of TOFA and Tongda.

(b)	Pursuant to the terms of the Lease Agreement, TOFA and Tongda have leased all of the property, plant and equipment of TOFA and Tongda to Dalian Xinding and Dalian Xinding possess the right to use all of such property, plant and equipment during the lease term.

The VIE Agreements each have an initial term of 10 years and may only be extended upon the written agreement of Dalian Xinding. The Company believes that the VIE Agreements provide it with substantial protection and control over the operations of the VIEs.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

1.	Organization, business and operations (…/Cont’d)

Details of the Company’s subsidiaries and VIEs which are included in these consolidated financial statements are as follows:

Percentage of
	Place and date of	ownership
Subsidiaries’ names	incorporation	by the Company	Principal activities

Victor Score Limited	BVI May 13, 2010	100%	Intermediate holding company

Apex Wealth Holdings Limited "Apex Wealth"	Hong Kong, People's Republic of of China (“PRC”) February 12, 2010	100% (through Victor Score)	Intermediate holding company

Dalian Xinding New Materials Technology Consultancy Co., Ltd. "Dalian Xinding"	PRC August 18, 2010	100% (through Apex)	Intermediate holding company

VIEs’ names	Place and date of incorporation	Principal activities

Dalian TOFA New Materials Development Co., Ltd. "TOFA"	Liaoning, Dalian, PRC November 12, 1997	Manufacturing and trading of copper coated aluminum wires and its related products.

Dalian Tongda Equipment Technology Development Co., Ltd. "Tongda"	Liaoning, Dalian, PRC January 28, 2008	Manufacturing of wiring equipment and leasing copper coated aluminum wire technology

Panjin TOFA Cable Co., Ltd.	Liaoning, Dalian, PRC June 30, 2011 (90 % through TOFA)	Manufacturing of CCA cables

Zhaodong TOFA Cable Co., Ltd.	Liaoning, Dalian, PRC November 18, 2011 (100% through TOFA)	Sale of CCA and related products

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

1.	Organization, business and operations (…/Cont’d)

The contractual agreements between the Company, TOFA and Tongda have an initial term of 10 years. The parties may mutually seek to extend these agreements upon the expiration of the current term. The Company is not aware of any legal impediments that may affect the renewal of these agreements under current PRC laws. In order for the Company to continue to derive the economic benefits from its interest in operation of TOFA and Tongda, it must renew these contractual agreements. There is no assurance that such contractual agreements will be renewed upon expiration.

2.	Summary of significant accounting policies

Basis of presentation

The accompanying audited consolidated financial statements and related notes have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP). The preparation of the consolidated financial statements in accordance with US GAAP requires management of the Company to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount and the estimated useful lives of long-lived assets; valuation allowances for receivables, realizable values for inventories. Actual results could differ from those estimates.

The consolidated financial statements include all accounts of the Company and its wholly-owned subsidiaries and VIE’s (the “Group”) as disclosed in note 1. All material inter-company balances and transactions have been eliminated.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

Foreign currency translation

The Company uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries and VIEs within the Company maintain their books and records in their respective functional currency, Chinese Renminbi (“RMB”) and Hong Kong dollars (“HK$”), being the lawful currency in the PRC and Hong Kong, respectively. Assets and liabilities of the subsidiaries are translated from RMB or HK$ into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income included in the stockholders’ equity section of the balance sheets. The exchange rates used to translate amounts in RMB and HK$ into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	2011	2010

Balance sheet items, except for equity accounts	RMB6.2939=$1	RMB6.6000=$1
	HK$7.7663=$1	HK$7.7810=$1

Items in statements of income and cash flows	RMB6.4475=$1	RMB6.7137=$1
	HK$7.7793=$1	HK$7.7683=$1

There is no assurance that the RMB and HK$ amounts could have been, or could be, converted into U.S. dollars at the above rates.

Consolidation of VIEs

TODA has no direct or indirect legal or equity ownership interest in TOFA and Tongda. However, through the VIE Agreements between Dalian Xinding and the stockholders of TOFA and Tongda, the stockholders of TOFA and Tongda have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in TOFA and Tongda to Dalian Xinding, our indirect, wholly-owned subsidiary.

In accordance with Accounting Standards Codification ("ASC") 810-10-15-14, TOFA and Tongda are deemed VIEs for two reasons. First, the equity stockholders of TOFA and Tongda do not significantly enjoy the benefits of income or suffer the consequences of losses. Second, the equity stockholders of TOFA and Tongda do not possess the direct or indirect ability through voting or similar rights to make decisions regarding their activities that have a significant effect on the success of the companies. Therefore, in accordance with ASC 810-10-25-38A, we are deemed to be the primary beneficiary of TOFA and Tongda and the financial statements of TOFA and Tongda are consolidated in our consolidated financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

Consolidation of Variable Interest Entities (…/Cont’d)

The Company's Consolidated VIEs - Balance Sheet Classification

	December 31, 2011	December 31, 2010
Assets

Current assets
Cash	$4,342,750	$2,383,703
Restricted cash	1,588,840	1,266,667
Accounts receivable	16,440,294	11,825,238
Inventories	12,114,595	5,580,175
Prepaid expenses and other deposits	4,414,947	5,521,916
Due from related companies	1,285,791	787,876
Fixed assets and intangible assets, net	9,693,607	9,028,504
Total assets of consolidated VIEs	$49,880,824	$36,394,079

The following table presents the carrying amounts and classification of the third-party liabilities of the consolidated VIEs;

Current liabilities
Bank loans	$8,918,440	$7,945,543
Accounts payable	4,678,341	3,706,251
Other liabilities	961,782	1,533,241
Total liabilities of consolidated VIEs	$14,558,563	$13,185,035

The consolidated VIEs included in the table above represent the two separate entities and their subsidiaries. The creditors of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to the Company. In addition, the assets are generally restricted only to pay such liabilities. Thus, the Company's maximum legal exposure to loss related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets due to outstanding third-party financing. Intercompany liabilities are excluded from the table.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

Revenue recognition

The Group generates revenue primarily from manufacturing and trading of copper coated aluminium wire, equipment and its related products and leasing of copper coated aluminium wire technology.

Licensing technology represents the revenue from leasing of several exclusive production technologies, which are internally developed by research and development of the Tongda, to an independent third party. The production technology related to the technical know-how in the production process and has not been registered as patent according to the relevant laws and regulations in the PRC.

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

iii)	The seller's price to the buyer is fixed or determinable, and

iv)	Collectability is reasonably assured.

Cash

Cash represents cash in banks and cash on hand.

The Company considers all highly liquid investments with original maturities of three months or less to be cash. Substantially all of the cash deposits of the Company are held with financial institutions located in the PRC. Management believes these financial institutions are of high credit quality.

Restricted cash

Restricted cash represents bank deposits held as collaterals for irrecoverable letter of credit.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company generally extends unsecured credit to six months to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management's assessment of known requirements, aging of receivables, payment history, the customers' current credit worthiness, and the economic environment. When a specific accounts receivable balance is deemed uncollectible, a charge is taken to statement of income. Recoveries of balances previously written off are reflected as income in the statement of income.

Inventories

Inventories consisting of raw material, work-in-progress and finished goods of copper coated aluminium wire and related products which are stated at the lower of cost or net realizable value. Finished goods comprised of direct materials, direct labor and a portion of overheads. Inventory costs are calculated using a weighted average method of accounting.

Allowances for obsolete, slow-moving and damaged inventory are deducted from the related inventory balances. No provision was made as of December 31, 2011 and 2010.

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Maintenance, repairs and minor renewals are expensed as incurred; major renewals and improvements that extend the lives or increase the capacity of plant assets are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the reporting period of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets after taking into account their respective estimated residual value.

The estimated useful lives of the assets are as follows:

Estimated Life
Buildings	10 - 20
Plant equipment	5 - 10
Office equipment	3 - 5
Motor vehicles	3 - 4

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

Land use right

Land use right represents the prepayments for the use of parcels of land in the PRC where the Company's production facilities are located, and are charged to expense over their respective lease periods of 50 years. According to the laws of the PRC, the government owns all of the land in the PRC. Company or individuals are authorized to use the land only through land use rights leased from the PRC government for a certain period.

Intangible assets

Intangible assets acquired separately and with finite useful lives are carried at costs less accumulated amortization and any accumulated impairment losses. Amortization for intangible assets with finite useful lives is provided on a straight-line basis over their estimated useful lives of 10 years. Alternatively, intangible assets with indefinite useful lives are carried at cost less any subsequent accumulated impairment losses.

Gain or losses arising from derecognition of the intangible asset is measured at the difference between the net disposal proceeds and the carrying amount of the assets and are recognized in the statement of income when the asset is disposed.

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

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development. The Company incurred $298,966 and $171,621 for years ended December 31, 2011 and 2010, respectively.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

Impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of any asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Based on the Company’s assessment, no impairment was recognized as of December 31, 2011 and 2010.

Comprehensive income

The Company has adopted ASC 220, "Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments.

Income taxes

The Company accounts for income taxes under FASB ASC Topic 740 "Income Taxes". Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be effective when the differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of income in the period that includes the enactment date.

The Company adopted FASB ASC Topic 740, "Income Taxes", which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of December 31, 2011 and 2010, there was no amounts that had been accrued with respect of uncertain tax positions.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

Value added taxes

Sales of the goods in the PRC are subject to the VAT at 17% (Output VAT). Input tax on purchases can be deducted from output VAT. The net amount of VAT receivable from, or payable to, the taxation authority is included in “VAT tax receivables” or “VAT tax payables” in the consolidated balance sheets.

Revenues, expenses and assets are recognized net of the amount of VAT, except:

i)	where the VAT incurred on the purchase of assets or services is not recoverable from the taxation authority, in which case the VAT is recognized as part of the cost of the acquisition of the asset or as part of the expense item as applicable, and

ii)	receivables and payables are stated with the amount of VAT included.

Employee benefits

i)	Salaries, wages, annual bonuses, paid annual leave and staff welfare are accrued in the year in which the associated services are rendered by employees of the Group. Where payment or settlement is deferred and the effect would be material, these amounts are stated at their present values.

ii)	Contributions to appropriate local defined contribution retirement schemes pursuant to the relevant labor rules and regulations in the PRC are charged to the cost of sales and general and administrative expenses in the statement of operation as and when the related employee service is provided. The Company incurred $281,476 and $159,411 for the year ended December 31, 2011 and 2010, respectively.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

Earnings per ordinary share

Basic earnings per ordinary share is based on the weighted effect of ordinary shares issued and outstanding, and is calculated by dividing net profit by the weighted average shares outstanding during period. Diluted earnings per ordinary share is calculated by dividing net profit by the weighted average number of ordinary shares used in the basic earnings per share calculation plus the number ordinary shares that would be issued assuming exercise or conversion of all potentially dilutive ordinary shares outstanding.

On March 1, 2008 the Company amended the authorized ordinary share capital of the Company from 50,000,000 ordinary shares of $0.0001 par value each to 39,062,500 ordinary shares of $0.0001 par value each. This resulted in every stockholder as of March 1, 2008 receiving 0.78125 ordinary shares for every ordinary share previously held. This was treated as a stock consolidation for US GAAP purposes, and all share and per share data is presented as if the consolidation took place as of the date of inception, September 27, 2006. On March 1, 2008, the Company also amended the authorized preference share capital of the Company from 1,000,000 preference shares of $0.0001 par value each to 781,250 preference shares of $0.000128 par value.

On May 16, 2011, by stockholders' resolution, the Company effected a one for two (1 for 2) stock consolidation of its issued and outstanding ordinary shares and increased the amount of the authorized ordinary shares from 39,062,500 shares to 100,000,000 shares.

At December 31, 2011, there were no potentially dilutive ordinary shares outstanding.

The following table sets forth the computation of basic and diluted net income per ordinary share:

	For the Year Ended December 31,
	2011	2010

Net income attributable to TODA’s shareholders	$9,948,651	$10,622,027

Weighted average outstanding shares of ordinary stock	23,731,700	16,419,955
Dilutive effect of convertible preference stock	3,865,256	10,457,195
Dilutive Weighted average outstanding shares	27,596,956	26,877,150

Earnings per ordinary share:
Basic	$0.42	$0.65
Diluted	$0.36	$0.39

Fair value measurements

FASB ASC Topic 820, “Fair Value Measurement and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

Fair value measurements (…/Cont’d)

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 -	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 -	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

For certain of the Company’s financial instruments, none of which are held for trading purposes, including cash, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2011 and 2010.

Commitments and contingencies

In the normal course of business, the Group is subject to contingencies, including legal proceedings and claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, product liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. As management has not become aware of any product liability claims arising from any incident over the year, the Group has not recognized a liability for product liability claims, no contingent liability has been recorded as of December 31, 2011 and 2010.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

2.	Summary of significant accounting policies (…/Cont’d)

Economic and political risks

The major operations of the Company are conducted in the PRC. Accordingly, the political, economic, and legal environments in the PRC, as well as the general state of the PRC's economy may influence the business, financial condition, and results of operations of the Company.

Among other risks, the Company's operations are subject to the risks of restrictions on: the transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

Recently issued accounting standards not yet adopted

The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the result of its operation.

3.	CASH

Cash represents cash in bank and cash on hand. Cash as of December 31, 2011 and 2010 consists of the following:

	2011	2010

Bank balances and cash	$4,407,246	$2,431,893

Renminbi is not a freely convertible currency and the remittance of funds out of the PRC is subject to the exchange restrictions imposed by the PRC government.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

4.	RESTRICTED CASH

As at December 31, 2011 and 2010 the Company's cash amounting to $1,588,840 and $1,266,667 respectively, were restricted and deposited in certain banks as collateral for notes payable.

5.	ACCOUNTS RECEIVABLE

The majority of the Company's sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts and the management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is required as of December 31, 2011 and 2010.

6.	INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or market value and are composed of the following at:

	2011	2010

Raw materials	$4,477,678	$822,027
Work-in-process	278,503	2,560,813
Finished goods	7,358,414	2,197,335
	$12,114,595	$5,580,175

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at:

	2011	2010

Trade deposits to suppliers	$3,914,548	$3,878,788
Prepaid staff welfare	-	215,553
Other short term advances to third parties	77,204	1,448,672
Utility and sundry deposits	12,749	22,966
Short term advances to employees	484,276	175,570
	$4,488,777	$5,741,549

The other short term advances to third parties are interest free and unsecured. In the opinion of management, the amounts are receivable within the twelve months of the balance sheet date and repayable on demand.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

8.	DUE FROM RELATED COMPANIES AND RELATED PARTY TRANSACTIONS

Name	Nature	2011	2010

Shenzhen Tofa Complex Metal Material Co., Ltd. (a)	Account receivable	$1,285,791	$775,456
Mr. Yu Chun Song (b)	Cash advance	-	1,515
Mr. Chung Tao Zheng	Cash advance	-	10,905
		$1,285,791	$787,876

(a) Shenzhen Tofa Complex Metal Material Co. Ltd is controlled by Chuan Tao Zheng, Chairman, CEO and Shareholder of the Company.

(b) Mr. Song is a former shareholder of TOFA.

The amount due is interest free and unsecured and repayable on demand.

During the year ended December 31, 2011 and 2010, the Company sold goods to and purchased raw material from related parties as follows:

	Year ended December 31,
	2011	2010

Shenzhen Tofa Complex Metal Materials Co., Ltd.

Sales of finished goods:	$-	$1,423,123

Purchase of raw materials:	$1,889,408	$2,250,520

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	2011	2010

Buildings	$963,534	$918,846
Plant equipment	4,609,100	3,693,032
Office equipment	179,817	163,150
Motor vehicles	634,536	484,513
	6,386,987	5,259,541
Less: Accumulated depreciation	(2,635,328)	(2,135,683)
	$3,751,659	$3,123,858

Depreciation expense for the years ended December 31, 2011 and 2010 amounted to $395,505 and $197,769 respectively.

The buildings, plant and equipment are pledged as collateral to Shanghai Pudong Development Bank ("SPDB") for the bank loans.

TOFA has the right to use its production plant from 2002 to 2052 under the terms of a Property Certificate issued to TOFA by the Chinese government.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

10.	CONSTRUCTION IN PROGRESS

A summary of construction in progress is as follows:

	2011	2010

Balance beginning	$1,368,351	$151,060
Additions	241,622	1,191,593
Effect of foreign exchange rate changes	66,549	25,698
	$1,676,522	$1,368,351

		Estimated cost
	Balance at	to complete as of	Estimated time
	Dec. 31, 2011	Dec., 31 2012	to complete
Plant	$1,434,900	$-	Before Dec 31, 2013
Plant equipment	241,622	-	Before Jun 30, 2012
	$1,676,522	$-

No depreciation has been provided for construction in progress.

11.	LAND USE RIGHT

Land use right represents prepaid lease payments to the local government in the PRC for the use of land where the Company's production facilities are located. Land use rights have a 50-year life from January 1, 2007 to December 2056.

The land use right is pledged as collateral to SPDB for the bank loans borrowed by the Company.

Amortization expenses were $6,405 and $6,151 for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, the expected amortization expense of the land use right for each of the next five years and thereafter as follows:

Year ending December 31,
2012	$6,405
2013	6,405
2014	6,405
2015	6,405
2016	6,405
Thereafter	263,287
$295,312

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

12.	INTANGIBLE ASSET

Intangible asset represents the following:

	2011	2010

Production technology
Cost	$4,814,185	$4,590,909
Less: Accumulated amortization	(844,071)	(342,487)
Net	$3,970,114	$4,248,422

Amortization expenses were $469,949 and $336,687 for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, the expected amortization expense of the intangible asset for each of the next five years and thereafter as follows:

Year ending December 31,
2012	$469,949
2013	469,949
2014	469,949
2015	469,949
2016	469,949
Thereafter	1,620,369
$3,970,114

The Company has reviewed the recoverable amount of the production technology based on value-in-use calculations by discounting future cash flows and no impairment was required as of December 31, 2011 and 2010, respectively.

13.	ACCOUNTS PAYABLE

Accounts payable consist of the following at December 31, 2011 and 2010, respectively:

	At December 31,
	2011	2010

Accounts payable	$1,500,661	$1,172,918
Notes payable	3,177,680	2,533,333
	4,678,341	3,706,251

The notes are payable on demand to the Company’s creditors. The creditors have given extended credit terms secured by pledge of the Company’s restricted cash.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

14.	BANK LOANS

Bank loans consist of the following:

	2011	2010

Short-term bank loans	$8,918,440	$7,945,543

The bank loans as outlined in the following tables are secured by mortgages on the land and buildings, other plant and equipment and personal guarantees of some directors' and third parties. The proceeds of the loans were used to finance the acquisition of property, plant and equipment and working capital of the Company.

The details of the short term bank loans outstanding as of December 31, 2011 are as follows:

	Outstanding loan	Current annualized
Name of bank	amount	interest rate	Nature of loans	Term of loans	Collateral

China CITIC Bank, Dalian Branch ("China CITIC")	US$794,420 (RMB5,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equals to 8.20%)	Term loan	April 1, 2011 to March 30, 2012	Related party and third party guarantees

	US$794,420 (RMB5,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equals to 8.20%)	Term loan	April 1, 2011 to March 23, 2012	Related party and third party guarantees

Shanghai Pudong Development Bank("SPDB")	US$3,165,605 (RMB19,924,000)	China Central Bank benchmark annual rate of 5.85% plus 20% (equals to 7.02%)	Revolving loan	August 5, 2011 to August 1, 2012	Mortgages on land use right, other plant and equipment

Shenzhen Development Bank ("SDB")	US$1,191,630 (RMB7,500,000)	China Central Bank benchmark annual rate of 6.31%	Revolving loan	April 29, 2011 to April 28, 2012	Related party and third party guarantees

	US$1,191,630 (RMB7,500,000)	China Central Bank benchmark annual rate of 6.31%	Revolving loan	April 27, 2011 to April 26, 2012	Related party and third party guarantees

	US$1,246,885 (RMB7,847,771)	LIBOR plus 3 bps (equal to 4.5%)	Export loans	January 27, 2011 to January 26, 2012	Related party and third party guarantees

Industrial and Commercial Bank of China	US$476,652 (RMB3,000,000)	China Central Bank benchmark annual rate of 8.528%	Revolving loan	September 29, 2011 to September 14, 2012	Factoring business on accounts receivable

	US$28,599 (RMB180,000)	China Central Bank benchmark annual rate of 8.528%	Revolving loan	November 16, 2011 to May 15, 2012	N/A

	US$28,599 (RMB180,000)	China Central Bank benchmark annual rate of 7.73%	Revolving loan	November 16, 2011 to May 15, 2012	N/A

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

14.	BANK LOANS (…/Cont’d)

The details of the short term bank loans outstanding as of December 31, 2010 are as follows:

	Outstanding loan	Current annualized
Name of bank	amount	interest rate	Nature of loans	Term of loans	Collateral

China CITIC	US$757,576 (RMB5,000,000)	China Central Bank benchmark annual rate of 5.31% plus 30% (equals to 6.37%)	Term loan	April 6, 2010 to April 5, 2011	Related party and third party guarantees

	US$757,576 (RMB5,000,000)	China Central Bank benchmark annual rate of 5.31% plus 30% (equals to 6.37%)	Term loan	April 7, 2010 to March 28, 2012	Related party and third party guarantees

SPDB	US$3,212,727 (RMB21,204,000)	China Central Bank benchmark annual rate of 4.86% plus 20% (equals to 5.35%)	Revolving loan	August 12, 2010 to August 9, 2011	Mortgages on land use right, other plant and equipment

Related party and third party guarantees

SDB	US$1,136,363.5 (RMB7,500,000)	China Central Bank benchmark annual rate of 5.31% plus 10% (equal to 5.84%)	Revolving loan	November 9, 2010 to May 23, 2011	Related party and third party guarantees

	US$1,136,363.5 (RMB7,500,000)	China Central Bank benchmark annual rate of 5.31% plus 10% (equal to 5.84%)	Revolving loan	November 10, 2010 to May 23, 2011	Related party and third party guarantees

	US$944,937 (RMB6,236,586)	LIBOR plus 3 bps (equal to 2.4%)	Export loans	November 24, 2009 to November 23, 2010 and renewed until May 2011	Related party and third party guarantees

Interest expenses for the years ended December 31, 2011 and 2010 amounted to $676,029, and $381,564 respectively. There was no interest capitalized for the years ended December 31, 2011 and 2010.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

15.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	2011	2010

Accrued staff welfare and other payables	$1,216,551	$632,110

Other payables consist of amounts owed by the Company to various unrelated entities that are incurred in the normal course of business operations. These liabilities do not carry any interest rate and will be repayable on demand.

16.	OTHER INCOME

Other income consists of the following:

	Year ended December 31,
	2011	2010

Interest income	$45,411	$31,627
Sale of raw materials	-	63,610
Foreign exchange gain	107,965	-
Subsidy income	194,153	-
Sundry income	6,910	-
	$354,439	$95,237

17.	ORDINARY SHARES

As detailed in Note 1, in March 2011, in connection with the consummation of the transactions contemplated by the Share Exchange Agreement, the Company issued an aggregate of 32,839,910 ordinary shares to the Victor Score's Stockholders in connection with the reverse merger.

The Company effected a 1 for 2 reverse stock split, effective May 15, 2011. After the reverse stock split, there were 17,322,805 ordinary shares outstanding. On May 16, 2011, 104,572 preference shares were converted into 10,457,195 ordinary shares. As a result, a total of 27,780,000 ordinary shares were outstanding as of May 16, 2011 and December 31, 2011.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

18.	PREFERENCE SHARES

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

As detailed in Note 1, in March 2011, in connection with the consummation of the transactions contemplated by the Share Exchange Agreement, the Company issued 104,572 preference shares to one of the Victor Score Stockholders. Each share of these preference shares have 100 ordinary shares voting right and is convertible 100 ordinary shares. On May 16, 2011, immediately following the approval of a one-for-two reverse stock split, the preference shares were converted into 10,457,195 ordinary shares of the Company. There was no preference share issued and outstanding as of December 31, 2011.

19.	STATUTORY RESERVES

The Company's VIEs incorporated in the PRC are required on an annual basis to make appropriations to the statutory reserve based on after-tax net earnings at certain percentage of after-tax profit determined in accordance with PRC regulations.

The statutory reserve requires annual appropriations of 10% of after-tax profit (as determined at each year-end and after setting off against any accumulated losses from prior years) until such fund has reached 50% of VIEs' registered capital. Appropriation to the statutory reserve fund must be made before distribution of dividends to stockholders. The statutory reserve fund can only be used for specific purposes, such as setting off the accumulated losses, enterprise expansion or increasing the registered capital.

For the years ended December 31, 2011 and 2010, the Company's VIEs contributed $1,054,278 and $ 1,108,980 to statutory reserve respectively.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

20.	BUSINESS SEGMENTS

A)	Business segment reporting - by product

The Company has two reportable business segments: Manufacturing and trading of bimetallic composite wire products and its related products ("Bimetallic Composite Wire Products"), and manufacturing of wiring equipment and leasing copper coated aluminium wire technology ("Wiring Equipment').

The following tables set forth the Company's two main segments:

	Bimetallic composite
	wire products	Wiring equipment	Corporate and other	Consolidated Total
Year ended December 31, 2011
Product sales
Sales to third parties	$47,175,147	$4,518,588	$-	$51,693,735
Sales to related parties	-	-	-	-
Licensing technology	-	775,494	-	775,494
	47,175,147	5,294,082	-	52,469,229

Cost of sales
Sales to third parties	(35,185,078)	(1,889,496)	-	(37,074,574)
Sales to related parties	-	-	-	-
Licensing technology	-	(53,760)	-	(53,760)
	(35,185,078)	(1,943,256)	-	(37,128,334)
Gross profit	11,990,069	3,350,826	-	15,340,895
Selling and distribution expenses	(522,318)	(83,953)	-	(606,271)
Administrative and other expenses	(1,238,401)	(635,872)	(788,322)	(2,662,595)
Operating income/(loss)	10,229,350	2,631,001	(788,322)	12,072,029
Other income	270,859	83,580	-	354,439
Interest expenses	(661,833)	(14,196)	-	(676,029)

Income/(loss) before income taxes	9,838,376	2,700,385	(788,322)	11,750,439
Income tax expenses	(1,516,509)	(280,222)	-	(1,796,731)

Net income/(loss)	$8,321,867	$2,420,163	$(788,322)	$9,953,708

Total assets	$40,194,094	$9,267,108	$619,333	$50,080,535

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

20.	BUSINESS SEGMENTS (…/Cont'd)

A)	Business segment reporting - by product (…/Cont'd)

	Bimetallic
	composite wire products	Wiring equipment	Corporate and other	Consolidated Total
Year ended December 31, 2010
Product sales
Sales to third parties	$31,221,350	$4,752,042	$-	$35,973,392
Sales to related parties	1,423,123	-	-	1,423,123
Licensing technology	-	2,234,237	-	2,234,237
	32,644,473	6,986,279	-	39,630,752

Cost of sales
Sales to third parties	(21,402,841)	(2,008,216)	-	(23,411,057)
Sales to related parties	(976,487)	-	-	(976,487)
Licensing technology	-	(233,109)	-	(233,109)
	(22,379,328)	(2,241,325)	-	(24,620,653)
Gross profit	10,265,145	4,744,954	-	15,010,099
Selling and distribution expenses	(351,331)	(94,620)	-	(445,951)
Administrative and other expenses	(994,317)	(663,376)	(200,092)	(1,857,785)
Operating income/(loss)	8,919,497	3,986,958	(200,092)	12,706,363
Other income	91,067	4,170	-	95,237
Interest expenses	(381,373)	(191)	-	(381,564)

Income/(loss) before income taxes	8,629,191	3,990,937	(200,092)	12,420,036
Income tax expenses	(1,265,792)	(532,217)	-	(1,798,009)

Net income/(loss)	$7,363,399	$3,458,720	$(200,092)	$10,622,027

Total assets	$29,660,559	$6,734,737	$266,606	$36,661,902

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

20.	BUSINESS SEGMENTS (…/Cont'd)

B)	Business segment reporting - by geography

As its secondary segments, the Company reports two geographical areas, which are the main market areas: PRC and foreign market. There is no single foreign country market accounting for more than 10% of total revenues for the year ended December 31, 2011 and 2010, respectively.

The following tables set forth revenues from customers of products sold by geographic segment:

	Year ended December 31,
Geographical information:	2011	2010

PRC	$44,615,729	$34,478,754
Others	7,853,500	5,151,998
	$52,469,229	$39,630,752

21.	INCOME TAXES EXPENSES

The entities within the Group file separate tax returns in the respective tax jurisdictions that they are domiciled or operate.

The Company is incorporated in the Cayman Islands, the laws of which do not require the Company to pay any income taxes or other taxes based on income, business activity or assets.

Victor Score is domiciled in the British Virgin Islands, the laws of which do not require the Company to pay any income taxes or other taxes based on income, business activity or assets.

Apex Wealth is domiciled in Hong Kong and subject to statutory profits tax of 16.5% if it incurred revenue and profits in Hong Kong.

Dalian Xinding is domiciled in PRC and subject to statutory profits tax of 25%.

TOFA, Tongda and their subsidiaries, all domiciled in PRC, are subject to PRC enterprise income tax of 15% for the year ended December 31, 2011. As for the comparative periods ended December 31, 2010, TOFA and Tongda were subject to PRC enterprise income tax of 15% and 25% respectively.

The Company's income tax represents the income tax expenses from VIEs. The Company's other entities sustained losses and accordingly no income tax was provided.

	Year ended December 31,
	2011	2010
Current tax:
PRC income tax	$1,796,731	$1,798,009

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

21.	INCOME TAXES EXPENSES (…/Cont’d)

The Company's income tax for the years ended December 31, 2011 and 2010 can be reconciled to the income before income tax expenses in the statement of operations as follows:

	Year ended December 31,
	2011	2010

Income before tax	$11,750,439	$12,420,036

Expected PRC income tax expense at statutory tax rate of 25%	$2,937,609	$3,105,009
Expense/(Income) not deductible/taxable	35,699	(643,992)
Tax concession	(1,176,577)	(663,008)
Actual income tax expense	$1,796,731	$1,798,009

In December 2008 and November 2010, TOFA and Tongda respectively were registered as the State Encouraged High and New Technology Enterprises. According to the PRC Law on Enterprise Income Tax promulgated on March 16, 2007, TOFA and Tongda are entitled to a concessionary rate of income tax at 15%. Accordingly TOFA is subject to an income tax rate of 15% in both 2011 and 2010, while Tongda has been subject to an income tax rate of 15% since January 1, 2011.

The Company's effective income tax rate is 15.3% and 14.5% for the years ended December 31, 2011 and 2010, respectively.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

22.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the year ended December 31, 2011, the customers who accounted for 10% or more of the Company's revenues and its outstanding balance at the year-end are presented as follows:

	Year ended December 31, 2011		As of December 31, 2011
		Percentage of	Accounts
	Revenues	revenues	Receivable

Customer A	$6,864,028	13.0%	$1,368,097
Customer B	6,701,160	12.7%	336,628
Customer C	5,463,218	10.0%	1,497,476
Customer D	5,384,537	10.0%	960,894
	$24,412,943	45.7%	$4,163,095

	Year ended December 31, 2010		As of December 31, 2010

		Percentage of	Accounts
	Revenues	revenues	Receivable
Customer A	$3,397,163	8.5%	$345,858
Customer B	2,896,195	7.0%	190,562
Customer C	1,057,263	2.6%	519,894
Customer D	1,159,654	3.0%	1,428,098
	$8,510,275	21.1%	$2,484,362

All of the customers mentioned above are located in the PRC.

(b)	Major vendors

For the year ended December 31, 2011, the vendors who accounted for 10% or more of the Company's purchases and its outstanding balance at the year-end are presented as follows:

	Year ended December 31, 2011		As of December 31, 2011
		Percentage of	Accounts
	Purchases	purchases	Payable
Vendor A	$11,757,680	48.0%	$137,091
Vendor B	6,463,616	24.0%	135,769
Vendor C	5,567,582	20.0%	-
	$23,788,878	92.0%	$272,860

	Year ended December 31, 2010		As of December 31, 2010

		Percentage of	Accounts
	Purchases	Purchases	Payable
Vendor A	$5,980,333	47.0%	$1,312,121
Vendor B	710,849	5.0%	39,801
Vendor C	4,056,541	32.0%	-
	$10,747,723	84.0%	$1,351,922

All of the vendors mentioned above are located in the PRC.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, and does not require collateral to support such receivables.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

22.	CONCENTRATIONS OF RISK (…/Cont’d)

(c)	Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If the RMB depreciates against US$, the value of the RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

23.	COMMITMENTS AND CONTINGENCIES

(a)	The Company may become subject to various claims and litigation during the normal course of business. The Company vigorously defends its legal position when these matters arise. The Company is neither a party to, nor the subject of, any material pending legal proceeding.

(b)	On October 12, 2010, Dalian Xinding entered into the Loan Agreements with the stockholders of TOFA and Tongda respectively. Under the Loan Agreements, Dalian Xinding is obliged to provide the interest free loan to stockholders of TOFA and Tongda in order to clear the debt occurred when to establish TOFA and Tongda. As of December 31, 2011, in providing the interest free loan to the stockholders of TOFA and Tongda, the Company has the commitment of $3.3 million which is contracted for but not provided in the financial statement.

(c)	Rental expense amounted to $105,105 (RMB680,607) for the years ended December 31, 2011. The total future minimum lease payments under non-cancellable operating leases with respect to premises as of December 31, 2011 are payable as follows:

Years Ended
December 31,	Rental
2011	$105 ,105
2012	109,733
2013	114,449
2014	119,386
2015	124,775
Over five years	2,358,247
$2,931,695

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

24.	CONDENSED PARENT COMPANY FINANCIAL INFORMATION OF TODA INTERNATIONAL HOLDINGS INC.

The Company records its investment in subsidiaries under the equity method of accounting as prescribed in FASB ASC Topic 323, “Investments - Equity Method and Joint Ventures”. Such investment and long-term loans to subsidiaries are presented on the balance sheet as “Investments in subsidiaries” and the income of the subsidiaries is presented as “Equity in income of subsidiaries” on the statement of income.

These supplemental condensed parent company financial statements should be read in conjunction with the notes to the Company’s Consolidated Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

As of December 31, 2011, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Company’s Consolidated Financial Statements.

CONDENSED BALANCE SHEETS

	December 31,
	2011	2010
Assets
Current assets
Cash	$64,496	$1,218
Prepaid expense and other current assets	73,830	-
Investments in subsidiaries	35,299,024	-
Total assets	$35,437,350	$1,218

Liabilities and Stockholders' equity
Current liabilities
Payable to affiliate	$-	$13,808
Accounts payable	-	2,742
Accrued expenses and other payables	1,096,382	-
Total liabilities	1,096,382	16,550
Total equity	34,340,968	(15,332)

Total liabilities and stockholders' equity	$35,437,350	$1,218

CONDENSED STATEMENT OF INCOME

	Year ended December 31,
	2011	2010

General and administrative expenses	$(771)	$-
Equity income of subsidiaries	9,954,479	7,748
Net income	$9,953,708	$(7,748)

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN US DOLLARS)

24.	CONDENSED PARENT COMPANY FINANCIAL INFORMATION OF TODA INTERNATIONAL HOLDINGS INC. (…/Cont’d)

CONDENSED STATEMENT OF CASH FLOWS
	Year ended December 31,
	2011	2010

Net cash used in operating activities	$10,976,260	$(208)
Net cash provided by investing activities	(12,322,324)	-
Net cash provided by financing activities	1,410,560	-
Cash as of January 1	-	1,426
Cash as of December 31	$64,496	$1,218

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of April, 2012.

TODA INTERNATIONAL HOLDINGS, INC.

By:	/s/ Chuan-Tao Zheng
Chuan-Tao Zheng
President and Chief Executive Officer

Power of Attorney

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each of the undersigned hereby appoints Yue Kou and William Uchimoto his true and lawful attorney-in-fact and agent, for him and in his name and place, to sign the name of the undersigned in the capacity or capacities indicated below to the Annual Report of Toda International Holdings, Inc. on Form 10-K for the year ended December 31, 2011 and any and all amendments to such Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with all necessary or appropriate governmental or other entities, including, but not limited to, the Securities and Exchange Commission, granting to such attorney-in-fact and agent full power and authority to perform each act necessary to be done as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Chuan-Tao Zheng
Chuan-Tao Zheng	President, Chief Executive Officer and	April 13, 2012
Chairman of the Board
(Principal Executive Officer)

/s/ Yue Kou
Yue Kou	Chief Financial Officer	April 13, 2012
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Yu-Kai Wang
Yu-Kai Wang	Director	April 13, 2012

/s/ Yu-Long Wang
Yu-Long Wang	Director	April 13, 2012

67

INDEX TO EXHIBITS

Exhibit No .	Description
2.1	Share Exchange Agreement dated March 15, 2011 by and among the Company and its controlling shareholders, and Victor Score and Victor Score’s shareholders (filed with the Company’s Current Report on Form 8-K/A filed on July 22, 2011)

2.2	Securities Purchase Agreement dated as of March 15, 2011, by and between Nautilus and Mid-Ocean as Sellers and Victor Score as Purchaser. (filed with the Company’s Current Report on Form 8-K/A filed on July 22, 2011)

3.1	Memorandum of and Articles of Association of the Company (incorporated by reference to Exhibit 3 of the Company’s Registration Statement on Form 10 filed on December 4, 2006 (SEC File No. 000-52346))

4.1	Excerpt from Written Resolutions of the Directors of the Company evidencing the rights of Preference Shares (filed with the Company’s Current Report on Form 8-K filed on March 21, 2011)

10.1	Engagement Letter Agreement, dated October 15, 2010, between TOFA and Maxim Group LLC (filed with the Company’s Current Report on Form 8-K/A filed on May 31, 2011)

10.2(a)	English Translation of Loan Agreement between Dalian Xinding and VIE owner Mr. Li of TOFA, dated October 12, 2010 (filed with the Company’s Current Report on Form 8-K/A filed on December 21, 2011)

10.2(b)	English Translation of Loan Agreement between Dalian Xinding and VIE owner Mr. Liu of TOFA, dated October 12, 2010 (filed with the Company’s Current Report on Form 8-K/A filed on December 21, 2011)

10.2(c)	English Translation of Loan Agreement between Dalian Xinding and VIE owner Mr. Zheng of TOFA, dated October 12, 2010 (filed with the Company’s Current Report on Form 8-K/A filed on December 21, 2011)

10.3(a)	English Translation of Loan Agreement between Dalian Xinding and VIE owner Mr. Di Wang of Tongda, dated October 12, 2010 (filed with the Company’s Current Report on Form 8-K/A filed on December 21, 2011)

10.3(b)	English Translation of Loan Agreement between Dalian Xinding and VIE owner Mr. Fei of Tongda, dated October 12, 2010 (filed with the Company’s Current Report on Form 8-K/A filed on December 21, 2011)

10.3(c)	English Translation of Loan Agreement between Dalian Xinding and VIE owner Mr. YK Wang of Tongda, dated October 12, 2010 (filed with the Company’s Current Report on Form 8-K/A filed on December 21, 2011)

10.4	English Translation of Lease Agreement between TOFA and Dalian Xinding, dated October 12, 2010 (filed with the Company’s Current Report on Form 8-K/A filed on May 31, 2011)

10.5	English Translation of Lease Agreement between Tongda and Dalian Xinding, dated October 12, 2010 (filed with the Company’s Current Report on Form 8-K/A filed on May 31, 2011)

10.6(a)	English Translation of Equity Purchase Agreement between TOFA, Mr. Li and Dalian Xinding, dated October 12, 2010 (filed with the Company’s Current Report on Form 8-K/A filed on December 21, 2011)

10.6(b)	English Translation of Equity Purchase Agreement between TOFA, Mr. Liu and Dalian Xinding, dated October 12, 2010 (filed with the Company’s Current Report on Form 8-K/A filed on December 21, 2011)

10.6(c)	English Translation of Equity Purchase Agreement between TOFA, Mr. Zheng and Dalian Xinding, dated October 12, 2010 (filed with the Company’s Current Report on Form 8-K/A filed on December 21, 2011)

10.7(a)	English Translation of Equity Interest Pledge Agreement between TOFA, Mr. Li and Dalian Xinding, dated October 12, 2010 (filed with the Company’s Current Report on Form 8-K/A filed on December 21, 2011)

10.7(b)	English Translation of Equity Interest Pledge Agreement between TOFA, Mr. Liu and Dalian Xinding, dated October 12, 2010 (filed with the Company’s Current Report on Form 8-K/A filed on December 21, 2011)

10.7(c)	English Translation of Equity Interest Pledge Agreement between TOFA, Mr. Zheng and Dalian Xinding, dated October 12, 2010 (filed with the Company’s Current Report on Form 8-K/A filed on December 21, 2011)

10.8	English Translation of Business Operation Agreement between TOFA, Dalian Xinding and Messrs. Zheng, Li, and Liu, dated October 12, 2010 (filed with the Company’s Current Report on Form 8-K/A filed on December 21, 2011)

10.9(a)	English Translation of Equity Purchase Agreement between Tongda, Mr. Di Wang and Dalian Xinding, dated October 12, 2010 (filed with the Company’s Current Report on Form 8-K/A filed on December 21, 2011)

10.9(b)	English Translation of Equity Purchase Agreement between Tongda, Mr. Fei and Dalian Xinding, dated October 12, 2010 (filed with the Company’s Current Report on Form 8-K/A filed on December 21, 2011)

10.9(c)	English Translation of Equity Purchase Agreement between Tongda, Mr. YK Wang and Dalian Xinding, dated October 12, 2010 (filed with the Company’s Current Report on Form 8-K/A filed on December 21, 2011)

10.10(a)	English Translation of Equity Interest Pledge Agreement between Tongda, Mr. Di Wang and Dalian Xinding, dated October 12, 2010 (filed with the Company’s Current Report on Form 8-K/A filed on December 21, 2011)

10.10(b)	English Translation of Equity Interest Pledge Agreement between Tongda, Mr. Fei and Dalian Xinding, dated October 12, 2010 (filed with the Company’s Current Report on Form 8-K/A filed on December 21, 2011)

10.10(c)	English Translation of Equity Interest Pledge Agreement between Tongda, Mr. YK Wang and Dalian Xinding, dated October 12, 2010 (filed with the Company’s Current Report on Form 8-K/A filed on December 21, 2011)

10.11	English Translation of Business Operation Agreement between Tongda, Dalian Xinding and Messrs. YK Wang, Di Wang and Fei, dated October 12, 2010 (filed with the Company’s Current Report on Form 8-K/A filed on December 21, 2011)

10.12	English Translation of Tenancy Agreement for offices between Tongda and An Bangjie, dated January 1, 2008 (filed with the Company’s Current Report on Form 8-K/A filed on September 30, 2011)

10.13	English Translation of Tenancy Agreement for plan between Tongda and An Bangjie, dated June 1, 2008 (filed with the Company’s Current Report on Form 8-K/A filed on September 30, 2011)

10.14	English Translation of Form of Labor Contract for TOFA employees (filed with the Company’s Current Report on Form 8-K filed on March 21, 2011)

10.15	English Translation of Form of Labor Contract for Tongda employees (filed with the Company’s Current Report on Form 8-K/A filed on May 31, 2011)

10.16	English Translation of RMB Working Capital Loan Contract, made on April 6, 2011, by and between Dalian TOFA New Materials Development Co., Ltd. and China CITIC Bank Dalian Branch

10.17	English Translation of Maximum Value Guarantee Contract, made on March 30, 2011, by and between Wafangdian Dragon Town Meat Factory and China CITIC Bank Dalian Branch

10.18	English Translation of Maximum Value Guarantee Contract, made on March 31, 2011, by and between Shenzhen TOFA Complex Metal Material Co., Ltd. and China CITIC Bank Dalian Branch

10.19	English Translation of Maximum Value Guarantee Contract, made on March 31, 2011, by and between Mr. Zheng Chuantao and Ms. Sun Lihua and China CITIC Bank Dalian Branch

10.20	English Translation of Financing Agreement, dated August 5, 2011, by and between Dalian TOFA New Materials Development Co., Ltd. and Shanghai Pudong Development Co.,Ltd, Dalian Branch

10.21	English Translation of Maximum Mortgage Contract of Movables, dated August 5, 2011, by and between Dalian TOFA New Materials Development Co., LTD. and Shanghai Pudong Development Co., Ltd. Dalian Branch

10.22	English Translation of Maximum Real Estate Mortgage Contract, dated August 5, 2011, by and between Dalian TOFA New Materials Development Co., LTD. and Shanghai Pudong Development Co., Ltd. Dalian Branch

10.23	English Translation of Factoring Agreement, made on September 5, 2011, by and between Dalian TOFA New Materials Development Co, LTD. and Shanghai Pudong Development Bank Dalian Branch

10.24	English Translation of Loan Contract, dated April 29, 2011, by and between Dalian branch of Shenzhen Development Bank and Dalian TOFA New Material Development Co., LTD.

10.25	English Translation of Loan Contract, dated April 27, 2011, by and between Dalian branch of Shenzhen Development Bank and Dalian TOFA New Material Development Co., LTD.

10.26	English Translation of Comprehensive Line of Credit, dated January 27, 2011, by and between Dalian branch of Shenzhen Development Bank and Dalian TOFA New Material Development Co., LTD

10.27	English Translation of Maximum Guarantee Contract, dated February 15, 2011, by and between Dalian branch of Shenzhen Development Bank and Wafangdian Dragon Town Meat Factory

10.28	English Translation of Maximum Guarantee Contract, dated February 15, 2011, by and between Dalian branch of Shenzhen Development Bank and Liu Pijia

10.29	English Translation of Maximum Guarantee Contract, dated February 15, 2011, by and between Dalian branch of Shenzhen Development Bank and Zongli Li

10.30	English Translation of Maximum Guarantee Contract, dated February 15, 2011, by and between Dalian branch of Shenzhen Development Bank and Yixing Tongxin Metal Material Technology Co., Ltd.

10.31	English Translation of Maximum Guarantee Contract, dated February 15, 2011, by and between Dalian branch of Shenzhen Development Bank and Shenzhen Tofa Complex Metal Material Co., Ltd.

10.32	English Translation of Maximum Guarantee Contract, dated February 15, 2011, by and between Dalian branch of Shenzhen Development Bank and Zheng Chuantao

10.33	English Translation of Export Loan Contract, dated February 16, 2011, by and between Shenzhen Development Bank Dalian Branch and Dalian TOFA New Material Development Co., Ltd.

10.34	English Translation of Loan Contract, dated November 16, 2011, by and between Dalian Tongda Equipment Technology Development Co. Ltd. and Industrial and Commercial Bank of China Ganjingzy Branch*

10.35	English Translation of Loan Contract, dated November 16, 2011, by and between Dalian Tongda Equipment Technology Development Co. Ltd. and Industrial and Commercial Bank of China Ganjingzy Branch*

10.36	English Translation of Loan Contract, dated November 16, 2011, by and between Dalian Tongda Equipment Technology Development Co. Ltd. and Industrial and Commercial Bank of China Ganjingzy Branch*

10.37	Loan Contract dated June 1, 2009 between and by TOFA and Mr. Liu Pijia (filed with the Company’s Current Report on Form 8-K/A filed on November 7, 2011)

10.38	Loan Contract dated December 1, 2008 between and by TOFA and Mr. Zheng Chuantao (filed with the Company’s Current Report on Form 8-K/A filed on November 7, 2011)

10.39	Loan Contract dated June 22, 2007 between and by TOFA and Mr. Song Yuchun (filed with the Company’s Current Report on Form 8-K/A filed on November 7, 2011)

10.40	Travel Advance Application dated January 5, 2010 between and by TONGDA and Mr. Wang Yukai (filed with the Company’s Current Report on Form 8-K/A filed on November 7, 2011)

21	List of Subsidiaries

24	Powers of Attorney (included in signature page).

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* will be filed by amendment