Form 10-K/A
period 2011-12-31
TODA INTERNATIONAL HOLDINGS INC.
filed 2012-04-20
CIK 1381792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

AMENDMENT NO. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes ☐ No ☒

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

TODA INTERNATIONAL HOLDINGS, INC.

FORM 10-K/A

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of TODA International Holdings, Inc. for the fiscal year ended December 31, 2011 as originally filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012 (the “Original Filing”). This Form 10-K/A amends Item 15 of Part IV of the Original Filing to include in the list of exhibits reference to the Exhibit 101 XBRL interactive data, to include new exhibits 10.33 through 10.36 and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Because this Form 10-K/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendment described above, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the Original Filing.

INDEX TO FORM 10-K/A

PART IV.
Item 15.	Exhibits and Financial Statement Schedules

EXHIBIT INDEX

10.33	English Translation of Export Loan Contract, dated February 16, 2011, by and between Shenzhen Development Bank Dalian Branch and Dalian TOFA New Material Development Co., Ltd.

10.34	English Translation of Loan Contract, dated November 16, 2011, by and between Dalian Tongda Equipment Technology Development Co. Ltd. and Industrial and Commercial Bank of China Ganjingzy Branch

10.35	English Translation of Loan Contract, dated November 16, 2011, by and between Dalian Tongda Equipment Technology Development Co. Ltd. and Industrial and Commercial Bank of China Ganjingzy Branch

10.36	English Translation of Agreement for Domestic Factoring Services, dated September 27, 2011, by and between Dalian Tongda Equipment Technology Development Co. Ltd. and Industrial and Commercial Bank of China Ganjingzy Branch

101	Interactive Data Files (XBRL).

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

2

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of April, 2012.

TODA INTERNATIONAL HOLDINGS, INC.

By:	/s/ Chuan-Tao Zheng
Chuan-Tao Zheng
President and Chief Executive Officer

Power of Attorney

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chuan-Tao Zheng
Chuan-Tao Zheng	President, Chief Executive Officer and	April 20, 2012
Chairman of the Board
(Principal Executive Officer)

*
Yue Kou	Chief Financial Officer	April 20, 2012
(Principal Financial Officer and
Principal Accounting Officer)

*
Yu-Kai Wang	Director	April 20, 2012

*
Yu-Long Wang	Director	April 20, 2012

*	By:	/s/ Chuan-Tao Zheng
Attorney in fact

3