Form 10-Q
period 2012-03-31
TODA INTERNATIONAL HOLDINGS INC.
filed 2012-05-21
CIK 1381792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

000-52346
(Commission file number)

TODA INTERNATIONAL HOLDINGS INC.
(Exact name of registrant as specified in its charter)

CAYMAN ISLANDS	N/A
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

c/o Dalian TOFA New Materials Development Co, Ltd.
No. 18-2-401 Gangjing Garden, Dandong Street, Zhongshan District

Dalian, Liaoning Province, PRC	116001
(Address of principal executive offices)	(zip code)

+86(411) 8278-9758
(Registrant’s telephone number, including area code)

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

Yes     ☐     No     ☒

Indicate the number of shares of the Registrant’s ordinary stock outstanding as of the latest practicable date:

On May 10, 2012, 27,780,000 shares of the registrant's ordinary stock, par value $0.000256 were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN US DOLLARS)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash	$4,816,860	$4,407,246
Restricted cash	1,587,932	1,588,840
Accounts receivable	17,942,113	16,440,294
Inventories	12,530,980	12,114,595
Prepaid expenses and other deposits	6,668,169	4,488,777
Due from related parties	1,397,350	1,285,791
VAT Tax receivable	159,363	61,385
Total current assets	45,102,767	40,386,928

Non-current assets
Property, plant and equipment, net	3,852,136	3,751,659
Construction in progress	1,693,337	1,676,522
Land use right, net	293,504	295,312
Intangible asset, net	3,847,558	3,970,114
Total non-current assets	9,686,535	9,693,607
Total assets	$54,789,302	$50,080,535

Liabilities and stockholders' equity
Current Liabilities
Accounts payable	$5,569,296	$4,678,341
Bank loans	9,575,763	8,918,440
Income tax payable	764,384	584,579
Advanced from unrelated parties	1,040,191	257,034
Accrued liabilities and other payables	1,384,870	1,216,551
Total current liabilities	18,334,504	15,654,945

Total liabilities	18,334,504	15,654,945

Shareholders' equity
Preference share, $0.000128 par value, 0 shares authorized;
0 shares issued and outstanding as of March 31, 2012 and
December 31, 2011 respectively	-	-
Ordinary share, $0.000256 par value, 100,000,000 shares
authorized; 27,780,000 shares issued and outstanding as of
March 31, 2012 and at December 31, 2011 respectively	7,112	7,112
Additional paid-in capital	3,047,826	3,047,826
Statutory reserve	3,316,250	3,316,250
Retained earnings	27,343,149	25,559,439
Accumulated other comprehensive income	2,665,281	2,410,341
Total TODA shareholders' equity	36,379,618	34,340,968

Less: Non-controlling interest	75,180	84,622

Total equity	36,454,798	34,425,590

Total liabilities and stockholders' equity	$54,789,302	$50,080,535

See notes to financial statements. (Unaudited)

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(IN US DOLLARS)

	For the Three Months Ended
	March 31,
	2012	2011

Revenue
- Product sales to third parties	$11,052,419	$12,753,592
Total revenue	11,052,419	12,753,592

Cost of sales
- Product sales to third parties	(8,249,495)	(8,002,909)
Total cost of sales	(8,249,495)	(8,002,909)

Gross Profit	2,802,924	4,750,683

Operating expenses:
Selling and marketing expenses	(108,846)	(98,449)
General and administrative expenses	(595,110)	(504,311)
Total operating expenses	(703,956)	(602,760)

Operating income	2,098,968	4,147,923

Other income and (expense):
Other income	163,998	605
Interest expenses	(168,901)	(199,167)
Total other income and (expense)	(4,903)	(198,562)

Income before income taxes	2,094,065	3,949,361

Income tax expense	(319,745)	(489,227)

Net income before allocation of non-controlling interest	1,774,320	3,460,134

Net loss attributable to non-controlling interest	9,390	-

Net income attributable to common shareholders	$1,783,710	$3,460,134

Earnings per share
- Basic	$0.06	$0.21

- Diluted	$0.06	$0.13

Weighted average common shares outstanding
- Basic	27,780,000	16,590,493

- Diluted	27,780,000	27,037,657

See notes to financial statements. (Unaudited)

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

( IN US DOLLARS)

	For the Three Months Ended
	March 31,
	2012	2011

Net income	$1,774,320	$3,460,134

Other comprehensive income
Foreign currency translation adjustment	254,888	191,617

Comprehensive income	2,029,208	3,651,751

Less: Comprehensive loss attributable to non-controlling interests	(9,442)	-

Comprehensive income attributable to TODA	$2,038,650	$3,651,751

See notes to financial statements. (Unaudited)

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(IN US DOLLARS)

	Preference shares with		Ordinary shares with
	$0.000128 par value		$0.000256 par value
	Number of	8,305,011	Number of		Additional Paid-in	Statutory	Accumulated Other Comprehensive	Retained	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	reserve	Income	Earnings	interest	Equity

Balance at December 31, 2011	-	$-	27,780,000	$7,112	$3,047,826	$3,316,250	$2,410,341	$25,559,439	$84,622	$34,425,590

Net income/(loss)	-	-	-	-	-	-	-	1,783,710	(9,390)	1,774,320

Foreign currency translation gain/(loss)	-	-	-	-	-	-	254,940	-	(52)	254,888

Balance as March 31, 2012	-	$-	27,780,000	$7,112	$3,047,826	$3,316,250	$2,665,281	$27,343,149	$75,180	$36,454,798

See notes to financial statements. (Unaudited)

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN US DOLLARS)

	For the Three Months Ended
	March 31
	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$1,783,710	$3,460,134
Add: Net loss attributable to non-controlling interest	(9,390)	-
Net income attributable to the TODA Shareholders	1,774,320,	3,460,134
Adjustments to reconcile net income to net
cash (used for) provided by operating activities:
Depreciation of property, plant and equipment	132,930	85,630
Amortization of land use right	1,638	1,570
Amortization of intangible assets	120,243	118,582

Changes in assets and liabilities:
Accounts receivable	(1,501,820)	(428,029)
Inventories	(416,386)	(1,724,252)
Prepaid expenses and other deposits	(2,179,392)	686,573
VAT tax receivable	(97,978)	-
Accounts payable	890,955	1,169,441
Accrued liabilities and other payables	168,321	394,858
Advances from unrelated parties	783,157	-
Income tax payable	179,805	(266,974)

Net cash (used in)/provided by operating activities	(144,207)	3,497,533

Cash flows from investing activities:
Increase in restricted cash	908	-
Purchase of property, plant and equipment	(235,516)	(4,483)
Cash paid for construction in progress	(17,766)	-
Net cash used in investing activities	(252,374)	(4,483)

Cash flows from financing activities:
Advances to related companies	(111,559)	(54,644)
Advances to owners	-	(293,651)
Proceeds from bank loans	7,285,930	387,198
Repayment of bank loans	(6,623,740)	(1,010,222)
Capital contribution	-	16,103
Net cash provided by/(used in) financing activities	550,631	(955,216)
Net increase in cash	154,050	2,537,834

Effect on change of exchange rates	255,564	43,774

Cash as of January 1	4,407,246	3,699,778

Cash as of March 31	$4,816,860	$6,281,386
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$168,901	$199,167

Income tax paid	$139,940	$402,666

See notes to financial statements. (Unaudited)

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

1. Organization, Business and Operations

On September 27, 2006, TODA International Holdings Inc., formerly Summit Growth Corporation ("TODA" or the "Company"), was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business.

On March 15, 2011, TODA entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Victor Score Limited, a British Virgin Islands exempted business company ("Victor Score'), and its stockholders (the "Stockholders"). Prior to the share exchange, Victor Score's issued 2,665,075 ordinary shares with par value of $0.00128 to former shareholders of the Company. Pursuant to the terms of the Exchange Agreement, the Stockholders of Victor Score agreed to transfer all of the issued and outstanding shares of common stock in Victor Score to the Company in exchange for the Company's issuing an aggregate of 32,839,910 ordinary shares and 104,572 preference shares of the Company's capital stock to the Victor Score stockholders and Victor Score. The Company initiated a 1 for 2 reverse stock splits effective on May 16, 2011. After the reverse stock split, there were 17,322,805 ordinary shares outstanding. On the same date, 104,572 preference shares were converted into 10,457,195 ordinary shares. As a result, a total of 27,780,000 ordinary shares were outstanding as of May 16, 2011 and March 31, 2012.

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

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

1.     Organization, Business and Operations (…/Cont'd)

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

Details of the Company’s subsidiaries and VIEs which are included in these consolidated financial statements are as follows:

Percentage of
	Place and date of	ownership
Subsidiaries’ names	incorporation	by the Company	Principal activities

Victor Score Limited	BVI May 13, 2010	100%	Intermediate holding company

Apex Wealth Holdings Limited "Apex Wealth"	Hong Kong, People's Republic of of China (“PRC”)	100% (through Victor Score)	Intermediate holding company
February 12, 2010

Dalian Xinding New Materials Technology Consultancy Co., Ltd. "Dalian Xinding"	PRC August 18, 2010	100% (through Apex)	Intermediate holding company

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

1.     Organization, Business and Operations (…/Cont'd)

Place and date of
VIEs’ names	incorporation	Principal activities

Dalian TOFA New Materials Development Co., Ltd. "TOFA"	Liaoning, Dalian, PRC November 12, 1997	Manufacturing and trading of copper coated aluminum wires and its related products.

Dalian Tongda Equipment Technology Development Co., Ltd. "Tongda"	Liaoning, Dalian, PRC January 28, 2008	Manufacturing of wiring equipment and leasing copper coated aluminum wire technology

Panjin TOFA Cable Co., Ltd.	Liaoning, Dalian, PRC June 30, 2011	Manufacturing of CCA cables
(90 % through TOFA)

Zhaodong TOFA Cable Co., Ltd.	Liaoning, Dalian, PRC November 18, 2011	Sale of CCA cables and related products
(100% through TOFA)

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

2.     Summary of significant accounting policies

Basis of presentation

The consolidated financial statements include all accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material inter-company balances and transaction have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete consolidated financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2011as filed with the Securities and Exchange Commission on April 16, 2012. The results of operation for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The consolidated financial statements include all accounts of the Company and its wholly-owned subsidiaries and VIE’s “the Group” as disclosed in note 1. All material inter-company balances and transactions have been eliminated.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

2.     Summary of significant accounting policies (…/Cont'd)

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

	March 31	March 31	December 31
	2012	2011	2011

Balance sheet items, except for equity accounts	RMB6.2975=$1	RMB6.5483=$1	RMB6.2939=$1
	HK$7.7656=$1	HK$7.7750=$1	HK$7.7663=$1

Items in statements of income and cash flows	RMB6.2997=$1	RMB6.5742=$1	RMB6.4475=$1
	HK$7.7587=$1	HK$7.7780=$1	HK$7.7793=$1

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

In accordance with Accounting Standards Codification ("ASC") 810-10-15-14, TOFA and Tongda are deemed VIEs for two reasons. First, the equity stockholders of TOFA and Tongda do not significantly enjoy the benefits of income or suffer the consequences of losses. Second, the equity stockholders of TOFA and Tongda do not possess the direct or indirect ability through voting or similar rights to make decisions regarding their activities that have a significant effect on the success of the companies. Therefore, in accordance with ASC 810-10-25-38A, the Company's consolidated financial statements.

The consolidated VIEs included in the table shown in note 1 represent the two separate entities and their subsidiaries. The creditors of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to the Company. In addition, the assets are generally restricted only to pay such liabilities. Thus, the Company's maximum legal exposure to loss related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets due to outstanding third-party financing. Intercompany liabilities are excluded from the table.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

2.     Summary of significant accounting policies (…/Cont'd)

The Company's Consolidated VIEs - Balance Sheet Classification

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash	$4,772,596	$4,342,750
Restricted cash	1,587,932	1,588,840
Accounts receivable	17,942,113	16,440,294
Inventories	12,530,980	12,114,595
Other current assets	6,795,348	4,414,947
Due from related companies	1,397,350	1,285,791
Fixed assets and intangible assets, net	9,686,535	9,693,607
Total assets of consolidated VIEs	$54,712,854	$49,880,824

The following table presents the carrying amounts and classification of the third-party liabilities of the consolidated VIEs;

Liabilities
Current liabilities
Bank loans	$9,575,763	$8,918,440
Accounts payable	5,569,296	4,678,341
Other liabilities	2,088,118	961,782
Total liabilities of consolidated VIEs	$17,233,177	$14,558,563

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

Revenue recognition

The Group generates revenue primarily from manufacturing and trading of copper coated aluminum wire, equipment and its related products and leasing of copper coated aluminum wire technology.

Licensing technology represents the revenue from leasing of several exclusive production technologies, which are internally developed by research and development of the Tongda, to an independent third party. The production technology related to the technical know-how in the production process and has not been registered as patent according to the relevant laws and regulations in the PRC.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

2.     Summary of significant accounting policies (…/Cont'd)

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

Allowances for obsolete, slow-moving and damaged inventory are deducted from the related inventory balances. No provision was made as of March 31, 2012 and December 31, 2011.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

2.     Summary of significant accounting policies (…/Cont'd)

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

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

2.     Summary of significant accounting policies (…/Cont'd)

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development. The Company incurred $82,560 and $73,824 for years ended March 31, 2012 and 2011, respectively.

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

Based on the Company’s assessment, no impairment was recognized as of March 31, 2012 and 2011.

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

The Company adopted FASB ASC Topic 740, "Income Taxes", which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of March 31, 2012 and 2011, there were no amounts that had been accrued with respect of uncertain tax positions.

The tax effects of temporary differences of the Company as of March 31, 2012 and 2011 are immaterial.

Value added taxes

Sales of the goods in the PRC are subject to the VAT at 17% (Output VAT). Input tax on purchases can be deducted from output VAT. The net amount of VAT receivable from, or payable to, the taxation authority is included in “VAT tax receivables” or “VAT tax payables” in the consolidated balance sheets.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

2.     Summary of significant accounting policies (…/Cont'd)

Revenues, expenses and assets are recognized net of the amount of VAT, except:

i)	where the VAT incurred on the purchase of assets or services is not recoverable from the taxation authority, in which case the VAT is recognized as part of the acquisition of the asset or as part of the expense item as applicable, and

ii)	receivables and payables are stated with the amount of VAT included.

Employee benefits

i)	Salaries, wages, annual bonuses, paid annual leave and staff welfare are accrued in the year in which the associated services are rendered by employees of the Group. Where payment or settlement is deferred and the effect would be material, these amounts are stated at their present values.

ii)	Contributions to appropriate local defined contribution retirement schemes pursuant to the relevant labor rules and regulations in the PRC are charged to the cost of sales and general and administrative expenses in the statement of operation as and when the related employee service is provided. The Company incurred $72,334 and $68,576 for the quarters ended March 31, 2012 and 2011, respectively.

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

On May 16, 2011, by shareholders' resolution, the Company effected a one for two (1 for 2) stock consolidation of its issued and outstanding ordinary shares and increased the amount of the authorized ordinary shares from 39,062,500 shares to 100,000,000 shares.

At March 31, 2012, there were no potentially dilutive ordinary shares outstanding.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

2.     Summary of significant accounting policies (…/Cont'd)

The following table sets forth the computation of basic and diluted net income per ordinary share:

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Net income attributable to TODA's shareholders	$1,781,710	$3,460,134
Weighted average outstanding shares of ordinary stock	27,780,000	16,590,493
Dilutive effect of convertible preference stock	-	10,447,164
Dilutive weighted average outstanding shares	27,780,000	27,037,657
Earnings per ordinary share:
Basic	$0.06	$0.21
Diluted	$0.06	$0.13

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

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

2.     Summary of significant accounting policies (…/Cont'd)

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2012 and 2011.

Commitments and contingencies

In the normal course of business, the Group is subject to contingencies, including legal proceedings and claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, product liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. As management has not become aware of any product liability claims arising from any incident over the year, the Group has not recognized a liability for product liability claims, no contingent liability has been recorded as of March 31, 2012 and December 31, 2011.

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

3.     CASH

Cash represents cash in bank and cash on hand. Cash as of March 31, 2012 and December 31, 2011 consists of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)

Bank balances and cash	$4,816,860	$4,407,246

Renminbi is not a freely convertible currency and the remittance of funds out of the PRC is subject to the exchange restrictions imposed by the PRC government.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

4.	RESTRICTED CASH

As at March 31, 2012 and December 31, 2011 the Company's cash amounting to $1,587,932 and $1,588,840 respectively, were restricted and deposited in certain banks as collateral for irrevocable letters of credit.

5.	ACCOUNTS RECEIVABLE

The majority of the Company's sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts and the management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is required as of March 31, 2012 and December 31, 2011.

6.	INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or market value and are composed of the following at:

	March 31, 2012	December 31, 2011
	(Unaudited)

Raw materials	$5,142,035	$4,477,678
Work-in-process	417,093	278,503
Finished goods	6,971,852	7,358,414
	$12,530,980	$12,114,595

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at:

	March 31, 2012	December 31, 2011
	(Unaudited)

Trade deposits to suppliers	$6,075,620	$3,914,548
Other short term advances to third parties	66,738	77,204
Utility and sundry deposits	39,753	12,749
Short term advances to employees	486,058	484,276
	$6,668,169	$4,488,777

The other short term advances to third parties are interest free and unsecured. In the opinion of the directors, the amounts are receivable within the twelve months of the balance sheet date and repayable on demand.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

8.	DUE FROM RELATED COMPANIES AND RELATED PARTY TRANSACTIONS

Name	Nature	March 31, 2012	December 31, 2011
		(Unaudited)
Shenzhen Tofa Complex
Metal Material Co., Ltd. (a)	Account receivable	$1,397,350	$1,285,791

(a)	Shenzhen Tofa Complex Metal Material Co. Ltd is controlled by Chuan Tao Zheng, Chairman, CEO and Shareholder of the Company.

The amount due is interest free and unsecured and repayable on demand.

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)

Buildings	$962,983	$963,534
Plant equipment	4,831,393	4,609,100
Office equipment	190,386	179,817
Motor vehicles	634,172	634,536
	6,618,934	6,386,987
Less: Accumulated depreciation	(2,766,798)	(2,635,328)
	$3,852,136	$3,751,659

Depreciation expense for the three months ended March 31, 2012 and 2011 amounted to $132,930 and $85,630 respectively.

The buildings, plant and equipment are pledged as collateral to Shanghai Pudong Development Bank ("SPDB") for the bank loans.

TOFA has the right to use its production from 2002 to 2052 under the terms of Property Certificate issued to TOFA by the Chinese government.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

10.	CONSTRUCTION IN PROGRESS

A summary of construction in progress is as follows:

	March 31, 2012	December 31, 2011
	(Unaudited)

Balance beginning	$1,676,522	$1,368,351
Additions	17,767	241,622
Effect of foreign exchange rate changes	(952)	66,549
	$1,693,337	$1,676,522

		Estimated cost
	Balance at	to complete as of	Estimated time
	March 31, 2012	March 31, 2012	to complete
	(Unaudited)	(Unaudited)
Plant	$1,451,715	$-	Before Dec 31, 2013
Plant equipment	241,622	-	Before June 30, 2012
	$1,693,337	$-

No depreciation has been provided for construction in progress.

11.	LAND USE RIGHT

Land use right represents prepaid lease payments to the local government in the PRC for the use of land where the Company's production facilities are located. Land use rights have a 50-year life from January 1, 2007 to December 2056.

The land use right is pledged as collateral to SPDB for the bank loans granted to the Company.

Amortization expenses were $1,638 and $1,570 for the years ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the expected amortization expense of the land use right for each of the next five years and thereafter as follows:

Year ending December 31,
2012 (Nine months)	$4,597
2013	6,405
2014	6,405
2015	6,405
2016	6,405
Thereafter	263,287
$293,504

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

12.	INTANGIBLE ASSET

Intangible asset represents the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
Production technology
Cost	$4,814,185	$4,814,185
Less: Accumulated amortization	(966,627)	(844,071)
Net	$3,847,558	$3,970,114

Amortization expenses were $120,243 and $118,582 for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the expected amortization expense of the intangible asset for each of the next five years and thereafter as follows:

Year ending December 31,
2012 (Nine months)	$347,393
2013	469,949
2014	469,949
2015	469,949
2016	469,949
Thereafter	1,620,369
$3,847,558

The Company has reviewed the recoverable amount of the production technology based on value-in-use calculations by discounting future cash flows and no impairment was required as of March 31, 2012 and 2011, respectively.

13.	ACCOUNT PAYABLE

Account payable consists of the following at March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012	December 31, 2011
	(Unaudited)

Account payable	$2,393,433	$1,500,661
Notes payable	3,175,863	3,177,680
	$5,569,296	$4,678,341

The notes are payable on demand to Company's creditors. The creditors have given extended credit terms secured by pledge of the Company's restricted cash. All outstanding amounts are due within one year.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

14.	BANK LOANS

Bank loans consist of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)

Short-term bank loans	$9,575,763	$8,918,440

The bank loans as outlined in the following tables are secured by mortgages on the land and buildings, other plant and equipment and personal guarantees of some directors' and third parties. The proceeds of the loans were used to finance the acquisition of property, plant and equipment and working capital of the Company.

The details of the short term bank loans outstanding as of March 31, 2012 are as follows:

	Outstanding loan	Current annualized
Name of bank	amount	interest rate	Nature of loans	Term of loans	Collateral

China CITIC Bank,	US$1,587,932	China Central Bank	Term loan	March 30, 2012 to	Related party and
Dalian Branch	(RMB10,000,000)	benchmark annual		March 29, 2013	third party
("China CITIC")		rate of 6.31% plus			guarantees
30% (equals to 8.20%)

Shanghai Pudong	US$3,105,416	China Central Bank	Revolving loan	August 5, 2011 to	Mortgages on land
Development	(RMB19,556,360)	benchmark annual		August 1, 2012	use right, other
Bank ("SPDB")		rate of 6.31% plus 20% (equals to 7.57%)			plant and equipment

Shenzhen	US$2,381,898	China Central Bank	Revolving loan	March 26, 2012 to	Related party and
Development	(RMB15,000,000)	benchmark annual		March 26, 2013	third party
Bank (“SDB”)		rate of 6.31% plus			guarantees
30% (equal to 8.20%)

	US$1,756,889	Annual rate of 6%	Export loans	March 23, 2012 to	Related party and
	(RMB11,064,005)			August 23, 2012	third party
guarantees
Industrial and	US$476,380	China Central Bank	Revolving loan	September 29, 2011 to	Factoring business
Commercial Bank	(RMB3,000,000)	benchmark annual		September 14, 2012	on accounts
of China ("ICBC')		rate of 8.528%			receivable

	US$57,165	China Central Bank	Revolving loan	February 14, 2011 to	N/A
	(RMB360,000)	benchmark annual		June 13, 2012
rate of 9.03%

	US$28,583	China Central Bank	Revolving loan	November 16, 2011	N/A
	(RMB180,000)	benchmark annual		to May 15, 2012
rate of 7.93%

	US$181,500	China Central Bank	Revolving loan	March 28, 2012 to	N/A
	(RMB1,143,000)	benchmark annual		September 26, 2012
rate of 7.93%

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

14.	BANK LOANS (…/Cont'd)

The details of the short term bank loans outstanding as of December 31, 2011 are as follows:

	Outstanding loan	Current annualized
Name of bank	amount	interest rate	Nature of loans	Term of loans	Collateral

China CITIC	US$794,420	China Central Bank	Term loan	April 1, 2011 to	Related party and
	(RMB5,000,000)	benchmark annual		March 30, 2012	third party
		rate of 6.31% plus			guarantees
30% (equals to 8.20%)

	US$794,420	China Central Bank	Term loan	April 1, 2011 to	Related party and
	(RMB5,000,000)	benchmark annual		March 23, 2012	third party
		rate of 6.31% plus			guarantees
30% (equals to 8.20%)

SPDB	US$3,165,605	China Central Bank	Revolving loan	August 5, 2011 to	Mortgages on land
	(RMB19,924,000)	benchmark annual		August 1, 2012	use right, other
		rate of 5.85% plus			plant and
		20% (equals to 7.02%)			equipment

SDB	US$1,191,630	China Central Bank	Revolving loan	April 29, 2011 to	Related party and
	(RMB7,500,000)	benchmark annual		April 28, 2012	third party
		rate of 6.31%			guarantees

	US$1,191,630	China Central Bank	Revolving loan	April 27, 2011 to	Related party and
	(RMB7,500,000)	benchmark annual		April 26, 2012	third party
		rate of 6.31%			guarantees

	US$1,246,885	LIBOR plus 3 bps	Export loans	January 27, 2011 to	Related party and
	(RMB7,847,771)	(equal to 4.5%)		January 26, 2012	third party
guarantees
ICBC	US$476,652	China Central Bank	Revolving loan	September 29, 2011 to	Factoring business
	(RMB3,000,000)	benchmark annual		September 14, 2012	on accounts
		rate of 8.528%			receivable

	US$28,599	China Central Bank	Revolving loan	November 16, 2011 to	N/A
	(RMB180,000)	benchmark annual		May 15, 2012
rate of 8.528%

	US$28,599	China Central Bank	Revolving loan	November 16, 2011 to	N/A
	(RMB180,000)	benchmark annual		May 15, 2012
rate of 7.73%

Interest expenses for the three months ended March 31, 2012 and 2011 amounted to $168,901 and $199,167 respectively.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

15.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)

Wages and welfare payables	$47,700	$-
Accrued expenses	388,384	272,063
Other payables	948,786	944,488
	$1,384,870	$1,216,551

Other payables consist of amounts owed by the Company to various unrelated entities that are incurred in the normal course of business operations. These liabilities do not carry any interest rate and will be repayable on demand.

16.	OTHER INCOME

Other income consists of the following:

	March 31, 2012	March 31, 2011
	(Unaudited)

Interest income	$6,424	$-
Sundry income	157,574	605
	$163,998	$605

During the quarter ended March 31, 2012, the Company manages to recover its bad debt as of $152,197on other receivable that was written off in previous year. It was recorded in sundry income.

17.	ORDINARY SHARES

As detailed in Note 1, in March 2011, in connection with the consummation of the transactions contemplated by the Share Exchange Agreement, the Company issued an aggregate of 32,839,910 ordinary shares to the Victor Score's Stockholders in connection with the reverse merger.

The Company effected a 1 for 2 reverse stock split, effective May 15, 2011. After the reverse stock split, there were 17,322,805 ordinary shares outstanding. On May 16, 2011, 104,572 preference shares were converted into 10,457,195 ordinary shares. As a result, a total of 27,780,000 ordinary shares were outstanding as of May 16, 2011 and March 31, 2012.

18.	PREFERENCE SHARES

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

As detailed in Note 1, in March 2011, in connection with the consummation of the transactions contemplated by the Share Exchange Agreement, the Company issued 104,572 preference shares to one of the Victor Score Stockholders. Each share of these preference shares have 100 ordinary shares voting right and is convertible 100 ordinary shares. On May 16, 2011, immediately following the approval of a one-for-two reverse stock split, the preference shares were converted into 10,457,195 ordinary shares of the Company. There was no preference share issued and outstanding as of March 31, 2012.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

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

For the three months ended March 31, 2012 and the year ended December 31, 2011, the Company's VIEs contributed nil and $1,054,278 to statutory reserve respectively.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

20. BUSINESS SEGMENTS

A)	Business segment reporting - by product

The Company has two reportable business segments: Manufacturing and trading of bimetallic composite wire products and its related products ("Bimetallic Composite Wire Products"), and manufacturing of wiring equipment and leasing copper coated aluminum wire technology ("Wiring Equipment').

The following tables set forth the Company's two main segments:

	Bimetallic composite		Corporate and	Consolidated
	wire products	Wiring equipment	other	Total
Three Months Ended March 31, 2012
Product sales
Sales to third parties	$9,908,710	$1,143,709	$-	$11,052,419

	9,908,710	1,143,709	-	11,052,419

Cost of sales
Sales to third parties	(7,687,045)	(562,450)	-	(8,249,495)

	(7,687,045)	(562,450)	-	(8,249,495)

Gross profit	2,221,665	581,259	-	2,802,924

Selling and distribution expenses	(81,483)	(27,363)	-	(108,846)
Administrative and other expenses	(324,414)	(177,491)	(93,205)	(595,110)

Operating income/(loss)	1,815,768	376,405	(93,205)	2,094,065

Other income	158,621	5,377	-	163,998
Interest expenses	(151,274)	(17,627)	-	(168,901)

Income/(loss) before income taxes	1,823,115	364,155	(93,205)	2,098,968

Income tax expenses	(265,122)	(54,623)	-	(319,745)

Net income/(loss)	$1,557,993	$309,532	$(93,205)	$1,774,320

Total assets	$44,216,638	$10,253,894	$318,770	$54,789,302

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

20. BUSINESS SEGMENTS (…/Cont'd)

A)	Business segment reporting - by product (…/Cont'd)

	Bimetallic composite			Consolidated
	wire products	Wiring equipment	Corporate and other	Total
Three Months Ended March 31, 2011
Product sales
Sales to third parties	$10,990,077	$1,763,515	$-	$12,753,592

	10,990,077	1,763,515	-	12,753,592

Cost of sales
Sales to third parties	(7,554,873)	(448,036)	-	(8,002,909)

	(7,554,873)	(448,036)	-	(8,002,909)

Gross profit	3,435,204	1,315,479	-	4,750,683

Selling and distribution expenses	(92,558)	(5,891)	-	(98,449)
Administrative and other expenses	(272,789)	(156,271)	(75,251)	(504,311)

Operating income/(loss)	3,069,857	1,153,317	(75,251)	4,147,923

Other income	587	18	-	605
Interest expenses	(198,902)	-	(265)	(199,167)

Income/(loss) before income taxes	2,871,542	1,153,335	(75,516)	3,949,361

Income tax expenses	(431,196)	(58,031)	-	(489,227)

Net income/(loss)	$2,440,346	$1,095,304	$(75,516)	$3,460,134

Total assets	$33,246,929	$7,325,279	$789,988	$41,362,196

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

20.	BUSINESS SEGMENTS (…/Cont'd)

B)	Business segment reporting - by geography

As its secondary segments, the Company reports two geographical areas, which are the main market areas: PRC and foreign market. There is no single foreign country market accounting for more than 10% of total revenues for the three months ended March 31, 2012 and 2011, respectively.

The following tables set forth revenues from customers of products sold by geographic segment:

	Three Months Ended March 31
Geographical information:	2012	2011
	(Unaudited)	(Unaudited)

PRC	$9,284,032	$10,445,192
Others	1,768,387	2,308,400
	$11,052,419	$12,753,592

21.	INCOME TAXES EXPENSES

The entities within the Company file separate tax returns in the respective tax jurisdictions that they operate.

The Company is incorporated in the Cayman Islands, the laws of which do not require the Company to pay any income taxes or other taxes based on income, business activity or assets.

Victor Score is domiciled in the British Virgin Islands, the law of which does not require the company to pay any income taxes or other taxes based on income, business activity or assets.

Apex Wealth is domiciled in Hong Kong and subject to statutory profits tax of 16.5% if it incurred revenue and profits in Hong Kong.

Dalian Xinding is domiciled in PRC and subject to statutory profits tax of 25% if it incurred revenue and profits there.

TOFA, Tongda and their subsidiaries, all domiciled in PRC, are subject to PRC enterprise income tax of 15% for the three months ended March 31, 2012. As for the comparative periods ended March 31, 2011, TOFA and Tongda were subject to PRC enterprise income tax of 15% and 25% respectively.

The Company's income tax represents the income tax expenses from VIEs. The Company's other entities sustained losses and accordingly no income tax was provided.

	Three Months Ended March 31
	2012	2011
Current tax:	(Unaudited)	(Unaudited)
PRC income tax	$319,745	$489,227

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

21.	INCOME TAXES EXPENSES (…/Cont'd)

The Company's income tax for the quarter ended March 31, 2012 and 2011 can be reconciled to the income before income tax expenses in the statement of operations as follows:

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Income before tax	$2,094,065	$3,949,361

Expected PRC income tax expense at statutory tax rate of 25%	$523,516	$947,038
Expense not deductible from PRC tax	5,635	(364,388)
Tax concession	(209,406)	(93,423)
Actual income tax expense	$319,745	$489,227

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

The Company’s effective income tax rate is 15.3% and 12.4% for the three months ended March 31, 2012 and 2011, respectively.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

22.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the quarter ended March 31, 2012 and 2011, the customers who accounted for 10% or more of the Company's revenues and its outstanding balance at the period-end are presented as follows:

	Quarter ended March 31, 2012		As of March 31, 2012
	(Unaudited)		(Unaudited)
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,139,683	10.3%	$15,873
Customer B	1,035,625	9.4%	682,540
Customer C	986,700	8.9%	969,840
Customer D	950,500	8.6%	166,667
	$4,112,508	37.2%	$1,834,920

	Quarter ended March 31, 2011		As of March 31, 2011
	(Unaudited)		(Unaudited)
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,834,352	14.4%	$737,996
Customer B	1,667,540	13.2%	650,710
Customer C	1,667,305	13.1%	887,265
Customer D	1,544,195	12.1%	1,003,911
	$6,713,392	52.8%	$3,279,882

(b)	Major vendors

For the quarter ended March 31, 2012 and 2011, the customers who accounted for 10% or more of the Company's purchases and its outstanding balance at the period-end are presented as follows:

	Quarter ended March 31, 2012		As of March 31, 2012
	(Unaudited)		(Unaudited)
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$2,090,000	31%	$984,127
Vendor B	2,006,317	29%	180,952
Vendor C	1,490,000	22%	176,190
	$5,586,317	82%	$1,341,269

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(IN US DOLLARS)

22.	CONCENTRATIONS OF RISK (…/Cont'd)

	Quarter ended March 31, 2011		As of March 31, 2011
	(Unaudited)		(Unaudited)
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$1,784,057	27.7%	$8,019
Vendor B	1,666,792	25.9%	-
Vendor C	1,459,892	22.6%	324,972
	$4,910,741	76.2%	$332,991

All of the vendors mentioned above are located in the PRC.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

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

23.	COMMITMENTS AND CONTINGENCIES

(a)	The Company may become subject to various claims and litigation during the normal course of business. The Company vigorously defends its legal position when these matters arise. The Company is neither a party to, nor the subject of, any material pending legal proceeding.

(b)	On October 12, 2010, Dalian Xinding entered into the Loan Agreements with the stockholders of TOFA and Tongda respectively. Under the Loan Agreements, Dalian Xinding is obliged to provide the interest free loan to stockholders of TOFA and Tongda in order to clear the debt occurred when to establish TOFA and Tongda. As of March 31, 2012, in providing the interest free loan to the stockholders of TOFA and Tongda, the Company has the commitment of $3.3 million which is contracted for but not provided in the financial statement.

(c)	Rental expense amounted to $27,009 (RMB170,152) for the quarter ended March 31, 2012. The total future minimum lease payments under non-cancellable operating leases with respect to premises as of March 31, 2012 are payable as follows:

Year Ended December 31,	Rental
2012	$81,024
2013	108,033
2014	112,354
2015	116,848
2016	121,522
Over five years	2,187,404
$2,727,185

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of March 31, 2012, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Company’s Consolidated Financial Statements.

CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)

Assets
Current assets
Cash	$44,264	$64,496
Prepaid expense and other current assets	32,184	73,830
Investments in subsidiaries	37,404,497	35,299,024
Total assets	$37,480,945	$35,437,350

Liabilities and Shareholders' equity
Current liabilities
Payable to affiliate	$-	$-
Accounts payable	-	-
Accrued expenses and other payables	1,101,327	1,096,382
Total liabilities	1,101,327	1,096,382

Total shareholders' equity	36,379,618	34,340,968

Total liabilities and stockholders' equity	$37,480,945	$35,437,350

CONDENSED STATEMENT OF INCOME

	Three Months Ended March 31
	2012	2011
	(Unaudited)	(Unaudited)

General and administrative expenses	$(93,205)	$(75,251)
Equity income of subsidiaries	1,867,525	3,535,385
Net income	$1,774,320	$3,460,134

CONDENSED STATEMENT OF CASH FLOWS

	Three Months Ended March 31
	2012	2011
	(Unaudited)	(Unaudited)

Net cash used in operating activities	$(20,232)	$75,619
Net cash used in investing activities	-	(4,107)
Net cash used in financing activities	-	(22,900)
Effect of foreign exchange rate changes on cash	-	1,723
Cash, beginning of period	64,496	6,679
Cash, end of period	$44,264	$57,014

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth under the sections entitled “Risk Factors” located in our Annual Report on Form 10-K, filed with the SEC on April 16, 2012. We may use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations:

	March 31, 2012	December 31, 2011
	(Unaudited)
Current assets
Cash	$4,772,596	$4,342,750
Restricted Cash	1,587,932	1,588,840
Accounts receivable	17,942,113	16,440,294
Inventories	12,530,980	12,114,595
Other current assets	6,795,348	4,414,947
Due from a related companies	1,397,350	1,285,791
Fixed assets and intangible assets, net	9,686,535	9,693,607

Total assets of consolidated VIEs	$54,712,854	$49,880,824

The following table presents the carrying amounts and classification of the third-party liabilities of the consolidated VIEs:

	March 31, 2012	December 31, 2011
	(Unaudited)
Current liabilities
Bank loans	$9,575,763	$8,918,440
Accounts payable	5,569,296	4,678,341
Other liabilities	2,088,118	961,782

Total liabilities of consolidated VIEs	$17,233,177	$14,558,563

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

Inventories

Inventories - consisting of raw material, work-in-progress and finished goods of copper coated aluminum wire and related products - are stated at the lower of cost or net realizable value. Finished goods are comprised of direct materials, direct labor and a portion of overhead. Inventory costs are calculated using a weighted average method of accounting. Allowances are recorded for obsolete, slow-moving and damaged inventory and are deducted from the related inventory balances. No provision was made as of March 31, 2012 and December 31, 2011.

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

The translation rates are as follows:

	March 31, 2012	December 31, 2011

Period/year end RMB:USD exchange rate	$6.2975	$6.2939
Period/year end HKD:USD exchange rate	$7.7656	$7.7663

	For the Three Months Ended
	March 31,
	2012	2011

Average RMB:USD exchange rate	$6.2997	$6.5742
Average HKD:USD exchange rate	$7.7587	$7.7780

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

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

The following table presents the unaudited consolidated results of operations of the Company for the three months ended March 31, 2012 as compared to the results of operations for the three months ended March 31, 2011.

	For the Three Months Ended
	March,
	2012	2011

Revenue	$11,052,419	$12,753,592
Cost of Sales	(8,249,495)	(8,002,909)
Gross Profit	2,802,924	4,750,683
Selling and Distribution Expenses	(108,846)	(98,449)
Administrative and Other Expenses	(595,110)	(504,311)
Total operating expenses	(703,956)	(602,760)
Operating Income	2,098,968	4,147,923
Interest expenses	(168,901)	(199,167)
Other Income	163,998	605
Income tax expenses	(319,745)	(489,227)

Net Income before allocation of non-controlling interest	1,774,320	3,460,134
Other comprehensive income	254,888	191,617

Total comprehensive income before allocation of non-controlling interest	2,029,208	3,651,751
Comprehensive loss attributable to non-controlling interests	(9,442)	-
Comprehensive income attributable to TODA	$2,038,650	$3,651,751

Revenue

We recorded revenue of $11 million for the three months ended March 31, 2012 , representing a decrease of $1.7 million, or 13%, compared to $12.7 million for the corresponding period of 2011. The decrease in both the bimetallic composite wire products and wiring equipment revenue is due primarily to a more intense competition in the Chinese composite bimetallic metal market for the three months ended March 31, 2012 compared to the corresponding period of 2011.

Revenue from our bimetallic composite wire products segment (which includes CCA and copper-clad steel, or CCS wire products and CCA power cables) decreased by 9%, from $10.9 million for the three months ended March 31, 2011 to $9.9 million for the corresponding period of 2012. Revenue from CCA and CCS wire product increased by 2.5%, from $7.8 million in for the three months ended March 31, 2011 to $8 million for the corresponding period of 2012. . The increase in revenue of CCA and CCS wire product sales is due to a 7.3% increase in average sale price compared to the same period in 2011. Revenue from CCA power cable decreased 42% to $1.8 million for the three months ended March 31, 2012, down from $3 million for the corresponding period of 2011. The decrease in CCA power cable is due primarily to the more intense competition in the CCA power cable product market in the first quarter of 2012 compared to the corresponding period of 2011. Revenue from our wiring equipment segment (which includes licensing technology and intelligent composite bimetallic material production equipment) decreased 35% to $1.14 million in for the three months ended March 31, 2012, down from $1.76 million for the corresponding period of 2011. The decrease in wiring equipment revenue is due primarily to a more intense competition in the intelligent composite bimetallic material production equipment market in the first quarter of 2012 compared to the corresponding period of 2011.

The following tables break down our product sales by specific business segment and product category for each period.

	Three Months Ended March 31,
	2012			2011
			Average			Average
	Sales	Volume*	Price	Sales	Volume*	Price
Bimetallic composite wire products segment

CCA(S) wire products	$8,095,706	1,501	$5,393	$7,898,824	1,398	$5,650
CCA power cables	1,813,004	187	9,700	3,099,655	209	14,831
Segment Total:	9,908,710	1,688		10,998,479	1,607

Wiring equipment segment

Intelligent composite bimetallic material production line	1,143,709	N/A	N/A	1,755,113	N/A	N/A
Segment Total:	1,143,709	N/A	N/A	1,755,113	N/A	N/A
TOTAL:	$11,052,419			$12,753,592

* metric tons

Cost of Sales and Gross Profit

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total revenue for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011		Percentage
		% of		% of	Change
	US$	Sales	US$	Sales	Year to Year
Revenue	$11,052,419	100%	$12,753,592	100%	- %

Cost of sales
- Product sales to third parties	(8,249,495)	75%	(8,002,909)	63%	12%

Gross profit	$2,802,924	25%	$4,750,683	37%	-12%

The costs of sales increased $0.2 million, or 2.5%, to $8.2 million for the three months ended March 31, 2012 from $8 million for the corresponding period of2011. As a percentage of total sales, our cost of sales increased to 75% of revenue for the three months ended March 31, 2012, compared to 63% of revenue for the corresponding period of 2011. Gross profit decreased to $2.8 million for the three months ended March 31, 2012 compared to $4.7 million for the corresponding period of 2011, a decrease of about $1.9 million, or 41%. Our gross profit margin decreased to 25% for of the three months ended March 31, 2012 from 37% for the corresponding period of 2011. Contributing to the decrease in gross profit margin is the fact that we price our refined copper and CCA wire products based on the market price for materials plus a fixed dollar mark-up, and our gross profit is essentially this mark-up net of costs classified as part of cost of goods sold. As copper prices rise during of the first quarter of 2012, our fixed dollar mark-up per ton processed represents a relatively lower percentage of our gross sales (which is generally based on tons processed) and therefore our gross profit margin as a percentage of sales is relatively lower.

Selling and Distribution Expenses, Administrative and Other Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total revenue for selling and distribution expense, as well as administrative and other expenses for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
		% of		% of	Percentage Change
	US$	Sales	US$	Sales	Year to Year
Gross profit	$2,802,924	25%	$4,750,683	37%	-12%
Selling and Distribution Expenses	$(108,846)	1%	$(98,449)	0.77%	0.23%
Administrative and Other Expenses	$(595,110)	5%	$(504,311)	4%	1%
Operating Income	$2,098,968	19%	$4,147,923	32%	-13%

Selling and distribution expenses and general and administrative expenses remained virtually unchanged year over year.

Other Income

For three months ended March 31, 2012, we had other income of $0.16 million, up $0.16 million, or 271%, from the $0.0006 million posted for the corresponding period of 2011. The increase in other income was primarily due to the fact that during the 1st quarter ended March 31, 2012, the Company managed to recover its bad debt of $152,197 on other receivables that was written off in the year of 2011. It was recorded in sundry income.

Net Income Before Allocation of Non-Controlling Interest

Net income before allocation of non-controlling interest of $1.8 million for the three months ended March 31, 2012, down $1.7 million, or 48%, from the $3.5 million posted for the corresponding period of 2011. The decrease in net income was primarily due to a decrease in gross profit margin while there was no significant fluctuation in ratio of selling and distribution expenses and general and administrative expenses against total revenue.

Net Income Attributed to Non-Controlling Interest

For the three months ended March 31, 2012, we attributed $9,390 to the minority shareholders of Panjin TOFA Cable Co., Ltd that was established on June 30, 2011.

Other Comprehensive Income

Other comprehensive income represents the foreign currency translation adjustment. During the three months ended March 31, 2012, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $0.24 million.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had cash on hand of approximately $4.8 million, which represents an increase of $0.4 million from $4.4 million at December 31, 2011. Current assets were $45 million, and current liabilities of $18 million. Working capital was $27 million and the ratio of current assets to current liabilities was 2.5to 1 as of March 31, 2012.

The following is a summary of cash provided by or used in each of the indicated type of activities during the three months ended March 31, 2012 and 2011, respectively:

	As of March 31,
	2012	2011
Cash provided by (used in):
Operating Activities	$(144,207)	$3,497,533
Investing Activities	(252,374)	(4,483)
Financing Activities	550,631	(955,216)

Effect of foreign exchange rate changes	255,564	43,774

Cash, beginning of the period	4,407,246	3,699,778
Cash, end of the period	$4,816,860	$6,281,386

•	Net cash used by operating activities was $0.154 million for of the three months ended March 31, 2012, as compared to net cash provided by operating activities of $3.5 million for corresponding period of 2011. The decrease was mainly due to (i) a $1.8 million in net income, (ii) a $1.5 million accounts receivable increase driven by sales growth and (iii) a $2.2 million inventory increase resulting from larger operation.

•	Net cash used in investing activities was $0.25 million for the three months ended March 31, 2012, as compared to net cash used in investing activities of $0.004 million for the corresponding period of 2011. The increase was mainly due to the fact that we purchased the plant equipment during the 1st quarter of 2012.

•	Net cash provided by financing activities was $0.55 million for the three months ended March 31, 2012, as compared to net cash used in financing activities of $0.95 million for the corresponding period of 2011. For the quarter ended March 31, 2012, the increase is due to the proceeds of bank loan at $7.28 million and repayments in bank loans at $6.62 million, which is higher than the net proceeds of bank loan in the corresponding period of 2011.

Bank loans consist of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)

Short-term bank loans	$9,575,763	$8,918,440

The bank loans as outlined in the following table are secured by mortgages on the land and buildings, other plant and equipment and personal guarantees of some directors’ and third parties. The proceeds of the loans were used to finance the acquisition of property, plant and equipment and working capital of the Company.

The details of the short term bank loans outstanding as of March 31, 2012 are as follows:

	Outstanding loan	Current Annualized	Nature of
Name of bank	amount	interest rate	loans	Term of loans	Collateral

China CITIC Bank, Dalian Branch (“China CITIC”)	US$1,587,932 (RMB10,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equal to 8.20%)	Term loan	March 30, 2012 to March 29, 2013	Related party and third party guarantees

Shanghai Pudong Development Bank (“SPDB”)	US$3,105,416 (RMB19,556,360)	China Central Bank benchmark half-year rate of 6.31% plus 20% (equal to 7.57%)	Revolving loan	August 5, 2011 to August 1, 2012	Mortgages on land use right, other plant and equipment

	Outstanding loan	Current Annualized	Nature of
Name of bank	amount	interest rate	loans	Term of loans	Collateral

Shenzhen Development Bank (“SDB”)	US$2,381,898 (RMB15,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equals to 8.20%)	Revolving loan	March 26, 2012 to March 26, 2013	Related party and third party guarantees

	US$1,756,889 (RMB11,064,005)	Annual rate of 6.00%	Export loans	March 23, 2012 to August 26, 2012	Related party and third party guarantees

Industrial and Commercial Bank Of China (“ICBC”)	US$476,380 (RMB3,000,000)	China Central Bank benchmark annual rate of 8.528%	Revolving loan	September 29, 2011 to September 14, 2012	Factoring business on account receivables

	US$57,165 (RMB360,000)	China Central Bank benchmark annual rate of 9.03%	Revolving loan	February 14, 2011 to June 13, 2012	N/A

	US$28,583 (RMB180,000)	China Central Bank benchmark annual rate of 7.93%	Revolving loan	November 16, 2011 to May 15, 2012	N/A

	US$181,500 (RMB1,143,000)	China Central Bank benchmark annual rate of 7.93%	Revolving loan	March 28, 2012 to September 26, 2012	N/A

The details of the short term bank loans outstanding as of December 31, 2011 are as follows:

	Outstanding loan	Current Annualized	Nature of
Name of bank	amount	interest rate	loans	Term of loans	Collateral

China CITIC	US$794,420 (RMB5,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equal to 8.20%)	Term loan	April 1, 2011 to March 30, 2012	Related party and third party guarantees

	US$794,420 (RMB5,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equal to 8.20%)	Term loan	April 1, 2011 to March 23, 2012	Related party and third party guarantees

SPDB	US$3,165,605 (RMB19,924,000)	China Central Bank benchmark half-year rate of 5.85% plus 20% (equal to 7.02%)	Revolving loan	August 5, 2011 to August 1, 2012	Mortgages on land use right, other plant and equipment

SDB	US$1,191,630 (RMB7,500,000)	China Central Bank benchmark annual rate of 6.31%	Revolving loan	April 29, 2011 to April 28, 2012	Related party and third party guarantees

	US$1,191,630 (RMB7,500,000)	China Central Bank benchmark annual rate of 6.31%	Revolving loan	April 27, 2011 to April 26, 2012	Related party and third party guarantees

	US$1,246,885 (RMB7,847,771)	LIBOR plus 3 bps (equal to 4.5%)	Export loans	January 27, 2011 to January 26, 2012	Related party and third party guarantees

	Outstanding loan	Current Annualized	Nature of
Name of bank	amount	interest rate	loans	Term of loans	Collateral

ICBC	US$476,652 (RMB3,000,000)	China Central Bank benchmark annual rate of 8.528%	Revolving loan	September 29, 2011 to September 14, 2012	Factoring business on account receivables

	US$28,599 (RMB180,000)	China Central Bank benchmark annual rate of 8.528%	Revolving loan	November 16, 2011 to May 15, 2012	N/A

	US$28,599 (RMB180,000)	China Central Bank benchmark annual rate of 7.73%	Revolving loan	November 16, 2011 to May 15, 2012	N/A

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

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2012, our controls and procedures were not effective due to certain significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes from the disclosure provided in (i) Part 1, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101	Interactive Data Files (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODA International Holdings Inc.

May 21. 2012	By: /s/ Chuan-Tao Zheng
Name: Chuan-Tao Zheng
Title: President and Chief Executive Officer

TODA International Holdings Inc.

May 21. 2012	By: /s/ Yue Kou
Name: Yue Kou
Title: Chief Financial Officer

