Form 10-Q
period 2012-06-30
TODA INTERNATIONAL HOLDINGS INC.
filed 2012-08-20
CIK 1381792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

On August 17, 2012, 27,780,000 shares of the registrant's ordinary stock, par value $0.000256 were outstanding.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN US DOLLARS)

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash	$6,520,400	$4,407,246
Restricted cash	3,025,134	1,588,840
Accounts receivable	15,932,359	16,440,294
Inventories	11,784,694	12,114,595
Prepaid expenses and other deposits	3,125,350	4,488,777
Due from related parties	1,796,819	1,285,791
Unauthorized distribution	7,915,650	-
VAT Tax receivable	156,828	61,385
Total current assets	50,257,234	40,386,928
Non-current assets
Property, plant and equipment, net	3,709,688	3,751,659
Construction in progress	1,682,612	1,676,522
Land use right, net	289,315	295,312
Intangible asset, net	3,694,712	3,970,114
Total non-current assets	9,376,327	9,693,607
Total assets	$59,633,561	$50,080,535
Liabilities and stockholders' equity
Current Liabilities
Accounts payable	$7,513,040	$4,678,341
Bank loans	10,059,895	8,918,440
Income tax payable	663,620	584,579
Advanced from unrelated parties	1,559,555	257,034
Accrued liabilities and other payables	1,525,099	1,216,551
Due to related party	478,190	-
Total current liabilities	21,799,399	15,654,945
Total liabilities	21,799,399	15,654,945
Shareholders' equity
Ordinary share, $0.000256 par value, 100,000,000 shares authorized; 27,780,000 shares issued and outstanding at June 30, 2012 and at December 31, 2011	7,112	7,112
Additional paid-in capital	3,115,572	3,047,826
Statutory reserve	3,316,250	3,316,250
Retained earnings	28,975,575	25,559,439
Accumulated other comprehensive income	2,419,653	2,410,341
Total TODA shareholders' equity	37,834,162	34,340,968
Non-controlling interest	-	84,622
Total equity	37,834,162	34,425,590
Total liabilities and stockholders' equity	$59,633,561	$50,080,535

See notes to consolidated financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(IN US DOLLARS)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Revenue
- Product sales to third parties	$12,658,694	$14,839,655	$23,711,113	$26,827,761
- Licensing technology	-	-	-	765,486
Total revenue	12,658,694	14,839,655	23,711,113	27,593,247
Cost of sales
- Product sales to third parties	(9,492,815)	(10,269,932)	(17,742,310)	(18,219,775)
- Licensing technology	-	-	-	(53,066)
Total cost of sales	(9,492,815)	(10,269,932)	(17,742,310)	(18,272,841)
Gross Profit	3,165,879	4,569,723	5,968,803	9,320,406
Operating expenses:
Selling and marketing expenses	(185,814)	(158,292)	(294,660)	(256,740)
Administrative and other expenses	(720,590)	(448,884)	(1,315,700)	(953,195)
Total operating expenses	(906,404)	(607,176)	(1,610,360)	(1,209,935)
Operating income	2,259,475	3,962,547	4,358,443	8,110,471
Other income and (expense):
Other income	26,403	458,558	190,401	459,163
Interest expenses	(282,566)	(167,972)	(451,467)	(367,139)
Total other income and (expense)	(256,163)	290,586	(261,066)	92,024
Income before income taxes	2,003,312	4,253,133	4,097,377	8,202,495
Income tax expense	(378,249)	(623,032)	(697,994)	(1,112,259)

Net income before allocation of non-controlling interest	1,625,063	3,630,101	3,399,383	7,090,236
Net loss attributable to non-controlling interest	7,363	-	16,753	-
Net income attributable to common shareholders	$1,632,426	$3,630,101	$3,416,136	$7,090,236
Earnings per share
- Basic	$0.06	$0.16	$0.12	$0.36
- Diluted	$0.06	$0.13	$0.12	$0.25
Weighted average common shares outstanding
- Basic	27,780,000	22,608,860	27,780,000	19,616,302
- Diluted	27,780,000	27,780,000	27,780,000	27,410,879

See notes to consolidated financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(IN US DOLLARS)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2012	2011	2012	2011

Net income	$1,625,063	$3,630,101	$3,399,383	$7,090,236

Other comprehensive income
Foreign currency translation adjustment	(245,751)	378,355	9,189	569,942
Comprehensive income	1,379,312	4,008,456	3,408,572	7,660,178

Less: Comprehensive loss attributable to non-controlling interests	(7,286)	-	(16,728)	-

Comprehensive income attributable to TODA	$1,386,598	$4,008,456	$3,425,300	$7,660,178

See notes to consolidated financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

(IN US DOLLARS)

	Ordinary shares with				Accumulated
	$0.000256 par value		Additional		Other
	Number of		Paid-in	Statutory	Comprehensive	Retained	Non-controlling	Total
	Shares	Amount	Capital	reserve	Income	Earnings	interest	Equity

Balance at December 31, 2011	27,780,000	$7,112	$3,047,826	$3,316,250	$2,410,341	$25,559,439	$84,622	$34,425,590
Net income / (loss)	-	-	-	-	-	3,416,136	(16,753)	3,399,383
Foreign currency translation gain	-	-	-	-	9,164	-	25	9,189
Acquisition of the additional equity interest in Panjin TOFA Cable Co., Ltd.	-	-	67,746	-	148	-	(67,894)	-

Balance as June 30, 2012	27,780,000	$7,112	$3,115,572	$3,316,250	$2,419,653	$28,975,575	$-	$37,834,162

See notes to consolidated financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN US DOLLARS)

	For the Six Months Ended
	June 30
	2012	2011
Cash flows from operating activities:
Net income	$3,416,136	$7,090,236
Add: Net loss attributable to non-controlling interest	(16,753)	-
Net Income attributable to TODA Stockholders	3,399,383	7,090,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	245,811	184,109
Amortization of land use right	3,272	3,161
Amortization of intangible assets	243,113	235,325
Changes in assets and liabilities:
Accounts receivable	507,935	(2,874,791)
Inventories	329,901	(2,831,963)
Prepaid expenses and other deposits	1,701,512	(618,342)
VAT tax receivable	(95,443)	-
Accounts payable	2,834,699	627,750
Accrued liabilities and other payables	308,548	697,207
Income tax payable	79,041	(385,775)
Net cash provided by operating activities	9,557,772	2,126,917
Cash flows from investing activities:
Advance to third parties	(338,085)	-
Increase in restricted cash	(1,436,294)	-
Purchase of property, plant and equipment	(201,680)	(12,448)
Cash paid for construction in progress	(21,687)	-
Net cash used in investing activities	(1,997,746)	(12,448)
Cash flows from financing activities:
Advances to related companies	(511,028)	(17,022)
Advances to owners	-	(336,162)
Unauthorized distribution	(7,915,650)	-
Advances from related party	478,190	-
Advances from unrelated parties	1,302,521	-
Proceeds from bank loans	1,226,454	10,093,471
Repayment of bank loans	(84,999)	(9,850,051)
Net cash used in financing activities	(5,504,512)	(109,764)
Net increase in cash	2,055,514	2,004,705
Effect on change of exchange rates	57,640	129,407
Cash as of January 1	4,407,246	3,699,778
Cash as of June 30	$6,520,400	$5,833,890
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$451,467	$367,139
Income tax paid	$618,751	$1,474,302

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

On March 15, 2011, TODA entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Victor Score Limited, a British Virgin Islands exempted business company ("Victor Score'), and its stockholders (the "Stockholders"). Prior to the share exchange, Victor Score's issued 2,665,075 ordinary shares with par value of $0.00128 to former shareholders of the Company. Pursuant to the terms of the Exchange Agreement, the Stockholders of Victor Score agreed to transfer all of the issued and outstanding shares of common stock in Victor Score to the Company in exchange for the Company's issuing an aggregate of 32,839,910 ordinary shares and 104,572 preference shares of the Company's capital stock to the Victor Score stockholders and Victor Score. The Company initiated a 1 for 2 reverse stock splits effective on May 16, 2011. After the reverse stock split, there were 17,322,805 ordinary shares outstanding. On the same date, 104,572 preference shares were converted into 10,457,195 ordinary shares. As a result, a total of 27,780,000 ordinary shares were outstanding as of May 16, 2011 and June 30, 2012.

The Share Exchange was accounted for as a "reverse merger", since the former stockholders of Victor Score own a majority of the outstanding shares of the Company's capital stock immediately following the Share Exchange. Victor Score is deemed to be the accounting acquirer in the reverse merger. Accordingly after the reverse merger, Victor Score became a subsidiary of TODA, with Dalian TOFA New Materials Development Co., Ltd., a company incorporated under the laws of the People's Republic of China ("PRC") on November 12, 1997 ("TOFA"), and Dalian Tongda Equipment Technology Development Co., Ltd., a company incorporated under the laws of PRC on January 28, 2008 ("Tongda") being the variable interest entities ("VIEs") of TODA through a series of contractual agreements made with Dalian Xinding New Materials Technology Consultancy Co., Ltd. ("Dalian Xinding").

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

Subsequent to the Share Exchange, the Company now holds 100% of Victor Score, which, in turn, holds 100% of the equity interest in Apex Wealth Holdings Limited ("Apex Wealth"), a limited liability company incorporated in Hong Kong, China on February 12, 2010 which, in turn, holds 100% of the equity interest in Dalian Xinding, a wholly foreign owned enterprise approved in the PRC on August 18, 2010 with the registered capital of RMB5,000,000 (US$732,504).

Pursuant to a group reorganization completed on October 12, 2010, TOFA and Tongda signed a series of contractual agreements with Dalian Xinding. TOFA and Tongda became variable interest entities ("VIEs") as defined under FASB ASC 810-10.

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

The VIE Agreements grant Dalian Xinding the power to direct the activities that most significantly impact TOFA's and Tongda's economic performance and right to economic returns in the following manner:

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

Details of the Company’s subsidiaries and VIEs which are included in these consolidated financial statements as at June 30, 2012 are as follows:

Subsidiaries’ names	Place and date of incorporation	Percentage of ownership by the Company	Principal activities

Victor Score Limited	BVI	100%	Intermediate holding company
May 13, 2010

Apex Wealth Holdings Limited	Hong Kong, PRC	100% (indirect)	Intermediate holding company
February 12, 2010

Dalian Xinding New Materials	Dalian, PRC	100% (indirect)	Intermediate holding company
Technology Consultancy Co., Ltd.	August 18, 2010

Dalian TOFA New Materials	Liaoning, Dalian, PRC	VIE controlled by TODA	Manufacturing and trading of CCA
Development Co., Ltd.	November 12, 1997		and its related products

Dalian Tongda Equipment	Liaoning, Dalian, PRC	VIE controlled by TODA	Manufacturing wiring equipment and
Technology Development Co., Ltd.	January 28, 2008		leasing CCA technology

Panjin TOFA Cable Co., Ltd.	Liaoning, Dalian, PRC	100% owned by TOFA (i)	Manufacturing of CCA cables
June 30, 2011

Zhaodong TOFA Cable Co., Ltd.	Heilongjiang, Zhaodong, PRC	100% owned by TOFA	Sale of CCA cables and related
November 18, 2011

Mudanjiang TOFA Cable Co., Ltd.	Heilongjiang, Mudanjiang, PRC	100% owned by Panjin	Sale of CCA cables and related
	June 26, 2012	Cable	products

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

(i)	On June 17, 2012, TOFA acquired the remaining 10% equity interest of Panjin Cable from its minority shareholders in the amount of $79,157 (RMB500,000). The acquisition of this non-controlling interest has been accounted for as a transaction with equity holders in their capacity as equity holders and accordingly no goodwill has been recognized.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on April 16, 2012. The results of operation for the six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The consolidated financial statements include all accounts of the Company and its wholly-owned subsidiaries and VIE’s (the “Group”) as disclosed in Note 1. All material inter-company balances and transactions have been eliminated.

Foreign currency translation

The Company uses United States dollars (“U.S. Dollars” or “US$” or “$”) for financial reporting purposes. The subsidiaries and VIEs within the Company maintain their books and records in their respective functional currency, Chinese Renminbi (“RMB”) and Hong Kong dollars (“HKD”), being the lawful currency in the PRC and Hong Kong, respectively. Assets and liabilities of the subsidiaries are translated from RMB or HK$ into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income included in the stockholders’ equity section of the balance sheets. The exchange rates used to translate amounts in RMB and HKD into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	June 30	December 31
	2012	2011

Balance sheet items, except for equity accounts	RMB6.3530=$1	RMB6.2939=$1
	HKD7.7572=$1	HKD7.7663=$1

	June 30	June 30
	2012	2011

Items in statements of income and cash flows	RMB6.3166=$1	RMB6.5258=$1
for the six months ended	HKD7.7590=$1	HKD8.900=$1

Items in statements of income and cash flows	RMB6.3335=$1	RMB6.5739=$1
for the three months ended	HKD7.7592=$1	HKD8.4519=$1

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

There is no assurance that the RMB and HKD amounts could have been, or could be, converted into U.S. dollars at the above rates.

Acquisition of non-controlling interests in VIE's subsidiary

The acquisition of a non-controlling interest is accounted for as a transaction with equity holders in their capacity as equity-holders and therefore no goodwill is recognized as a result of such transactions. The difference between the fair value of the consideration paid and the face value of equity shares issued is recorded as additional paid-in capital and the difference between the fair value of the consideration paid and the carrying amount of the non-controlling interest is recorded as an adjustment in equity and is included as part of additional paid-in capital.

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

In accordance with Accounting Standards Codification ("ASC") 810-10-15-14, TOFA and Tongda are deemed VIEs for two reasons. First, the equity stockholders of TOFA and Tongda do not significantly enjoy the benefits of income or suffer the consequences of losses. Second, the equity stockholders of TOFA and Tongda do not possess the direct or indirect ability through voting or similar rights to make decisions regarding their activities that have a significant effect on the success of the companies. Therefore, in accordance with ASC 810-10-25-38A, the Company is deemed to be the primary beneficiary of TOFA and Tongda and the financial statements of TOFA and Tongda are consolidated in the Company's consolidated financial statements.

The Company's Consolidated VIEs - Balance Sheet Classification

The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations:

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash	$6,403,856	$4,342,750
Restricted cash	3,025,134	1,588,840
Accounts receivable	15,932,359	16,440,294
Inventories	11,784,694	12,114,595
Other current assets	3,206,728	4,414,947
Unauthorized distribution	7,915,650	-
Due from related companies	1,796,819	1,285,791
Fixed assets and intangible assets, net	9,375,627	9,693,607
Total assets of consolidated VIEs	$59,440,867	$49,880,824

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

The following table presents the carrying amounts and classification of the third-party liabilities of the consolidated VIEs;

Liabilities
Current liabilities
Bank loans	$10,059,895	$8,918,440
Accounts payable	7,513,040	4,678,341
Other liabilities	2,932,624	961,782
Total liabilities of consolidated VIEs	$20,505,559	$14,558,563

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

Allowances for obsolete, slow-moving and damaged inventory are deducted from the related inventory balances. No provision was made as of June 30, 2012 and December 31, 2011.

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

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development. The Company incurred $140,230 and $138,159 for six months ended June 30, 2012 and 2011, respectively, and $57,670 and $64,335 for the three months ended June 30, 2012 and 2011, respectively.

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

Based on the Company’s assessment, no impairment was recognized as of June 30, 2012.

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

The Company adopted FASB ASC Topic 740, "Income Taxes", which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of June 30, 2012 and 2011, there was no amounts that had been accrued with respect of uncertain tax positions.

The tax effects of temporary differences of the Company as of June 30, 2012 and 2011 are immaterial.

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

ii)	receivables and payables are stated with the amount of VAT included

Employee benefits

i)	Salaries, wages, annual bonuses, paid annual leave and staff welfare are accrued in the year in which the associated services are rendered by employees of the Group. Where payment or settlement is deferred and the effect would be material, these amounts are stated at their present values.

ii)	Contributions to appropriate local defined contribution retirement schemes pursuant to the relevant labor rules and regulations in the PRC are charged to the cost of sales and administrative and other expenses in the statement of operation as and when the related employee service is provided. The Company incurred $144,967 and $140,978 for the six months ended June 30, 2012 and 2011, respectively, and $72,633 and $74,335 for the three months ended June 30, 2012 and 2011, respectively.

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

At June 30, 2011 and 2012, there were no potentially dilutive ordinary shares outstanding.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

The following table sets forth the computation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income attributable to TODA's shareholders	$1,632,426	$3,630,101	$3,416,136	$7,090,236

Weight average outstanding shares of ordinary stock	27,780,000	22,608,860	27,780,000	19,616,302
Dilutive effect of convertible preference stock	-	5,171,140	-	7,794,577

Dilutive weighted average outstanding shares	27,780,000	27,780,000	27,780,000	27,410,879

Earnings per ordinary share:
Basic	$0.06	$0.16	$0.12	$0.36
Diluted	$0.06	$0.13	$0.12	$0.25

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

There was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Commitments and contingencies

In the normal course of business, the Group is subject to contingencies, including legal proceedings and claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, product liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. As management has not become aware of any product liability claims arising from any incident over the year, the Group has not recognized a liability for product liability claims and no contingent liability has been recorded as of June 30, 2012 and December 31, 2011.

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

3.	CASH

Cash represents cash in bank and cash on hand. Cash as of June 30, 2012 and December 31, 2011 consists of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)

Bank balances and cash	$6,520,400	$4,407,246

RMB is not a freely convertible currency and the remittance of funds out of the PRC is subject to the exchange restrictions imposed by the PRC government.

4.	RESTRICTED CASH

As at June 30, 2012 and December 31, 2011 the Company's cash amounting to $3,025,134 and $1,588,840 respectively, were restricted and deposited in certain banks as collateral for irrevocable letters of credit.

5.	ACCOUNTS RECEIVABLE

The majority of the Company's sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts and the management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is required as of June 30, 2012 and December 31, 2011.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

6.	INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or market value and are composed of the following at:

	June 30, 2012	December 31, 2011
	(Unaudited)

Raw materials	$3,148,251	$4,477,678
Work-in-process	2,601,495	278,503
Finished goods	6,034,948	7,358,414
	$11,784,694	$12,114,595

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at:

	June 30, 2012	December 31, 2011
	(Unaudited)

Trade deposits to suppliers	$2,102,194	$3,914,548
Other short term advances to third parties	415,289	77,204
Utility and sundry deposits	151,587	12,749
Short term advances to employees	456,280	484,276
	$3,125,350	$4,488,777

The other short term advances to third parties are interest free, unsecured and repayable on demand.

8.	DUE FROM RELATED COMPANIES AND RELATED PARTY TRANSACTIONS

Name	Nature	June 30, 2012	December 31, 2011
		(Unaudited)
Shenzhen Tofa Complex Metal Material Co., Ltd. (a)	Account receivable	$1,796,819	$1,285,791

(a)	Shenzhen Tofa Complex Metal Material Co. Ltd is controlled by Chuan Tao Zheng, Chairman, CEO and Shareholder of the Company.

The amount due is interest free and unsecured and repayable on demand.

9.	DISTRIBUTION IN CONTRAVENTION OF VIE AGREEMENTS

On April 30, 2012, TOFA made a distribution in the aggregate principal amount of $7,915,650 to Messrs. Chuan Tao Zheng, Pi Jia Liu and Zong Li Li, as set forth below. The distribution was not properly authorized by Dalian Xinding or the Company under the terms of the VIE agreements and, upon becoming aware of the unauthorized distribution, the Company immediately demanded the repayment of the funds. These funds were repaid in full on August 17, 2012.

	June 30, 2012	December 31, 2011
	(Unaudited)

Chuan Tao Zheng	$5,992,148	$-
Zong Li Li	1,242,757	-
Pi Jia Liu	680,745	-
	$7,915,650	$-

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

10.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)

Buildings	$954,571	$963,534
Plant equipment	4,814,170	4,609,100
Office equipment	191,994	179,817
Motor vehicles	628,632	634,536
	6,589,367	6,386,987
Less: Accumulated depreciation	(2,879,679)	(2,635,328)
	$3,709,688	$3,751,659

Depreciation expense for the six months ended June 30, 2012 and 2011 amounted to $245,811 and $184,109 respectively, and for the three months ended June 30, 2012 and 2011 amounted to $112,881 and $98,479 respectively.

The buildings, plant and equipment are pledged as collateral to Shanghai Pudong Development Bank ("SPDB") for the bank loans.

TOFA has the right to use its property from 2002 to 2052 under the terms of Property Certificate issued to TOFA by the Chinese government.

11.	CONSTRUCTION IN PROGRESS

A summary of construction in progress is as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)

Balance beginning	$1,676,522	$1,368,351
Additions	21,687	241,622
Effect of foreign exchange rate changes	(15,597)	66,549
	$1,682,612	$1,676,522

	Balance at June 30, 2012	Estimated cost to complete as of June 30, 2012	Estimated time to complete
	(unaudited)	(unaudited)

Plant	$1,434,900	$-	Before December 31, 2013
Plant equipment	247,712	-	Before December 31, 2012
	$1,682,612	$-

No depreciation has been provided for construction in progress.

12.	LAND USE RIGHT

Land use right represents prepaid lease payments to the local government in the PRC for the use of land where the Company's production facilities are located. Land use rights have a 50-year life from January 1, 2007 to December 2056.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

The land use right is pledged as collateral to Shanghai Pudong Development Bank ("SPDB") for the bank loans granted to the Company.

Amortization expenses were $3,272 and $3,161 for the six months ended June 30, 2012 and 2011, respectively, and $1,634 and $1,591 for the three months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, the expected amortization expense of the land use right for each of the next five years and thereafter as follows:

Year ending December 31,
2012 (Six months)	$3,250
2013	6,500
2014	6,500
2015	6,500
2016	6,500
Thereafter	260,065
$289,315

13.	INTANGIBLE ASSET

Intangible asset represents the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
Production technology
Cost	$4,769,400	$4,814,185
Less: Accumulated amortization	(1,074,688)	(844,071)
Net	$3,694,712	$3,970,114

Amortization expenses were $243,113 and $235,325 for the six months ended June 30, 2012 and 2011, respectively.

Amortization expenses were $122,870 and $116,743 for the three months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, the expected amortization expense of the intangible asset for each of the next five years and thereafter as follows:

Year ending December 31,
2012 (Six months)	$238,470
2013	476,940
2014	476,940
2015	476,940
2016	476,940
Thereafter	1,548,482
$3,694,712

The Company has reviewed the recoverable amount of the production technology based on value-in-use calculations by discounting future cash flows and no impairment was required as of June 30, 2012 and December 31, 2011, respectively.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

14.	ACCOUNTS PAYABLE

Accounts payable consist of the following at June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012	December 31, 2011
	(Unaudited)

Account payable	$2,194,709	$1,500,661
Notes payable	5,318,331	3,177,680
	$7,513,040	$4,678,341

The notes are payable on demand to Company's creditors. The creditors have given extended credit terms secured by pledge of the Company's restricted cash. All outstanding is due within one year.

15.	BANK LOANS

Bank loans consist of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)

Short-term bank loans	$10,059,895	$8,918,440

The bank loans as outlined in the following tables are secured by mortgages on the land and buildings, other plant and equipment and personal guarantees of some directors' and third parties. The proceeds of the loans were used to finance the acquisition of property, plant and equipment and working capital of the Company.

The details of the short term bank loans outstanding as of June 30, 2012 are as follows:

	Outstanding loan	Current Annualized	Nature of
Name of bank	amount	interest rate	loans	Term of loans	Collateral

China CITIC Bank, Dalian Branch (“China CITIC”)	US$1,574,059 (RMB10,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equal to 8.20%)	Term loan	March 30, 2012 to March 29, 2013	Related party and third party guarantees

Shanghai Pudong Development Bank (“SPDB”)	US$3,138,202 (RMB19,937,000)	China Central Bank benchmark half-year rate of 6.31% plus 20% (equal to 7.57%)	Revolving loan	August 5, 2011 to August 1, 2012	Mortgages on land use right, other plant and equipment

Shenzhen Development Bank (“SDB”)	US$2,361,089 (RMB15,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equals to 8.20%)	Revolving loan	March 26, 2012 to March 26, 2013	Related party and third party guarantees

	US$2,334,412 (RMB14,830,519)	Annual rate of 6.00%	Export loans	March 23, 2012 to February15, 2013	Related party and third party guarantees

Industrial and Commercial Bank Of China (“ICBC”)	US$472,218 (RMB3,000,000)	China Central Bank benchmark annual rate of 8.528%	Revolving loan	September 29, 2011 to September 14, 2012	Factoring business on account receivables

	US$179,915 (RMB1,143,000)	China Central Bank benchmark annual rate of 7.93%	Revolving loan	March 28, 2012 to September 26, 2012	N/A

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

Interest expenses for the six months ended June 30, 2012 and 2011 amounted to $451,467 and $367,139 respectively, and for the three months ended June 30, 2012 and 2011 amounted to $248,152 and $167,972, respectively.

16.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)

Wages and welfare payables	$49,824	$-
Accrued expenses	117,800	272,063
Other payables	1,357,475	944,488
	$1,525,099	$1,216,551

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Other payables consist of amounts owed by the Company to various unrelated entities that are incurred in the normal course of business operations. These liabilities do not carry any interest rate and will be repayable on demand.

17.	DUE TO RELATED PARTY

	June 30, 2012	December 31, 2011
	(Unaudited)

Yu Kai Wang	$478,190	$-

This represents certain operating expenses of the Group that were paid by Mr. Wang, a director and executive officer of the Company. The amount due is interest free, unsecured and repayable on demand.

18.	OTHER INCOME

Other income consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Interest income	$23,569	$19,446	$29,993	$20,058
Sale of raw materials	2,834	-	2,834	-
Foreign exchange gain	-	282,270	-	282,270
Sundry income	-	156,842	157,574	156,835
	$26,403	$458,858	$190,401	$459,163

During the six months ended June 30, 2012, the Company manages to recover its bad debt as of $152,197 on other receivable that was written off in previous year. It was recorded as sundry income.

19.	ORDINARY SHARES

As detailed in Note 1, in March 2011, in connection with the consummation of the transactions contemplated by the Share Exchange Agreement, the Company issued an aggregate of 32,839,910 ordinary shares to the Victor Score's Stockholders in connection with the reverse merger.

The Company effected a one-for-two reverse stock split, effective May 16, 2011. After the reverse stock split, there were 17,322,805 ordinary shares outstanding. On May 16, 2011, 104,572 preference shares were converted into 10,457,195 ordinary shares. As a result, a total of 27,780,000 ordinary shares were outstanding as of May 16, 2011, December 31, 2011 and June 30, 2012.

20.	PREFERENCE SHARES

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

As detailed in Note 1, in March 2011, in connection with the consummation of the transactions contemplated by the Share Exchange Agreement, the Company issued 104,572 preference shares to one of the Victor Score Stockholders. Each share of these preference shares have 100 ordinary shares voting right and is convertible 100 ordinary shares. On May 16, 2011, immediately following the approval of a one-for-two reverse stock split, the preference shares were converted into 10,457,195 ordinary shares of the Company. There was no preference share issued and outstanding as of June 30, 2012 and December 31, 2011.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

21.	STATUTORY RESERVES

The Company's subsidiaries and VIEs incorporated in the PRC are required on an annual basis to make appropriations to the statutory reserve based on after-tax net earnings at certain percentage of after-tax profit determined in accordance with PRC regulations.

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

For the six months ended June 30, 2012 and the year ended December 31, 2011, the Company's subsidiaries and VIEs contributed nil and $1,054,278 to statutory reserve respectively.

22.	BUSINESS SEGMENTS

A)	Business segment reporting - by product

The Company has two reportable business segments: Manufacturing and trading of bimetallic composite wire products and its related products ("Bimetallic Composite Wire Products"), and manufacturing of wiring equipment and leasing copper coated aluminum wire technology ("Wiring Equipment").

The following tables set forth the Company's two main segments:

	Bimetallic
	composite wire products	Wiring equipment	Corporate and other	Consolidated Total
Three Months Ended June 30, 2012
Product sales
Sales to third parties	$12,548,085	$110,609	$-	$12,658,694
Licensing technology	-	-	-	-
	12,548,085	110,609	-	12,658,694

Cost of sales
Sales to third parties	(9,440,421)	(52,394)	-	(9,492,815)
Licensing technology	-	-	-	-
	(9,440,421)	(52,394)	-	(9,492,815)
Gross profit	3,107,664	58,215	-	3,165,879

Selling and distribution expenses	(152,981)	(32,833)	-	(185,814)
Administrative and other expenses	(551,466)	(147,932)	(21,192)	(720,590)

Operating income/(loss)	2,403,217	(122,550)	(20,192)	2,259,475
Other income	26,403	-	-	26,403
Interest expenses	(266,950)	(15,616)	-	(282,566)

Income/(loss) before income taxes	2,162,670	(138,166)	(21,192)	2,003,312
Income tax expenses	(378,249)	-	-	(378,249)
Net income/(loss)	$1,784,421	$(138,166)	$(21,192)	$1,625,063

Total assets	$49,036,297	$10,072,690	$524,574	$59,633,561

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	Bimetallic
	composite wire products	Wiring equipment	Corporate and other	Consolidated Total
Three Months Ended June 30, 2011
Product sales
Sales to third parties	$13,513,896	$1,325,759	$-	$14,839,655
Licensing technology	-	-	-	-
	13,513,896	1,325,759		14,839,655

Cost of sales
Sales to third parties	(9,673,809)	(596,123)	-	(10,269,932)
Licensing technology	-	-	-	-
	(9,673,809)	(596,123)	-	(10,269,932)
Gross profit	3,840,087	729,636	-	4,569,723

Selling and distribution expenses	(116,562)	(41,730)	-	(158,292)
Administrative and other expenses	(314,118)	(134,366)	(400)	(448,884)

Operating income/(loss)	3,409,407	553,540	(400)	3,962,547
Other income	382,680	75,878	-	458,558
Interest expenses	(167,579)	(658)	265	(167,972)

Income/(loss) before income taxes	3,624,508	628,760	(135)	4,253,133
Income tax expenses	(545,033)	(77,999)	-	(623,032)
Net income/(loss)	$3,079,475	$550,761	$(135)	$3,630,101

Total assets	$37,161,020	$8,039,891	$613,317	$45,814,228

	Bimetallic
	composite wire products	Wiring equipment	Corporate and other	Consolidated Total
Six Months Ended June 30, 2012
Product sales
Sales to third parties	$22,456,795	$1,254,318	$-	$23,711,113
Licensing technology	-	-	-	-
	22,456,795	1,254,318	-	23,711,113

Cost of sales
Sales to third parties	(17,127,466)	(614,844)	-	(17,742,310)
Licensing technology	-	-	-	-
	(17,127,466)	(614,844)	-	(17,742,310)
Gross profit	5,329,329	639,474	-	5,968,803

Selling and distribution expenses	(234,464)	(60,196)	-	(294,660)
Administrative and other expenses	(876,766)	(325,423)	(113,511)	(1,315,700)

Operating income/(loss)	4,218,099	253,855	(113,511)	4,358,443
Other income	185,024	5,377	-	190,401
Interest expenses	(418,224)	(33,243)	-	(451,467)

Income/(loss) before income taxes	3,984,899	225,989	(113,511)	4,097,377
Income tax expenses	(639,327)	(58,667)	-	(697,994)

Net income/(loss)	$3,345,572	$167,322	$(113,511)	$3,399,383

Total assets	$49,036,297	$10,072,690	$524,574	$59,633,561

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	Bimetallic
	composite wire products	Wiring equipment	Corporate and other	Consolidated Total
Six Months Ended June 30, 2011
Product sales
Sales to third parties	$24,503,973	$2,323,788	$-	$26,827,761
Licensing technology	-	765,486	-	765,486
	24,503,973	3,089,274	-	27,593,247

Cost of sales
Sales to third parties	(17,228,682)	(991,093)	-	(18,219,775)
Licensing technology	-	(53,066)	-	(53,066)
	(17,228,682)	(1,044,159)	-	(18,272,841)
Gross profit	7,275,291	2,045,115	-	9,320,406

Selling and distribution expenses	(209,119)	(47,621)	-	(256,740)
Administrative and other expenses	(586,907)	(290,637)	(75,651)	(953,195)

Operating income/(loss)	6,479,265	1,706,857	(75,651)	8,110,471
Other income	383,267	75,896	-	459,163
Interest expenses	(366,481)	(658)	-	(367,139)

Income/(loss) before income taxes	6,496,051	1,782,095	(75,651)	8,202,495
Income tax expenses	(976,229)	(136,030)	-	(1,112,259)

Net income/(loss)	$5,519,822	$1,646,065	$(75,651)	$7,090,236

Total assets	$37,161,020	$8,039,891	$613,317	$45,814,228

B)	Business segment reporting – by geography

As its secondary segments, the Company reports two geographical areas, which are the main market areas: PRC and foreign market. There is no single foreign country market accounting for more than 10% of total revenues for the six months ended June 30, 2012 and 2011, respectively.

The following tables set forth revenues from customers of products sold by geographic segment:

	Three Months Ended June 30		Six Months Ended June 30
Geographical information:	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PRC	$9,413,308	$12,775,621	$18,697,340	$23,220,813
Others	3,245,386	2,064,034	5,013,773	4,372,434
	$12,658,694	$14,839,655	$23,711,113	$27,593,247

23.	INCOME TAXES EXPENSES

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

TOFA, Tongda and their subsidiaries, all domiciled in PRC, are subject to PRC enterprise income tax of 15% for the six months ended June 30, 2012. As for the comparative periods ended June 30, 2011, TOFA and Tongda were subject to PRC enterprise income tax of 15% and 25% respectively.

The Company's income tax represents the income tax expenses from VIEs. The Company's other entities sustained losses and accordingly no income tax was provided.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current tax:
PRC income tax	$378,249	$623,032	$697,994	$1,112,259

The Company's income tax for the quarter ended June 30, 2012 and 2011 can be reconciled to the income before income tax expenses in the statement of operations as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income before tax	$2,003,312	$4,253,133	$4,097,377	$8,202,495

Expected PRC income tax expense at a statutory tax rate of 25%	$500,828	$1,063,283	$1,024,344	$2,050,624
Expense / (Income) not deductible/subject to PRC tax	77,752	(333,923)	83,388	(735,198)
Tax concession	(200,331)	(106,328)	(409,738)	(203,167)
Actual income tax expense	$378,249	$623,032	$697,994	$1,112,259

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

The Company's effective income tax rate is 17% and 13.5% for the six months ended June 30, 2012 and 2011, respectively.

The Company's effective income tax rate is 18.9% and 14.6% for the three months ended June 30, 2012 and 2012, respectively.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

24.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the six month period ended June 30, 2012, the customers who accounted for 10% or more of the Company's revenues and its outstanding balance at the period-end are presented as follows:

	Six Month Period ended June 30, 2012
	(unaudited)	(unaudited)
		Percentage of
	Revenues	revenues
Customer A	$3,296,077	13.9%
Customer B	3,006,364	12.7%
Customer C	2,990,532	12.6%
Customer D	2,526,676	10.7%
	$11,819,649	49.9%

	Six Month Period ended June 30, 2011
	(unaudited)	(unaudited)
		Percentage of
	Revenues	revenues
Customer A	$3,309,939	12.3%
Customer B	3,087,744	11.5%
Customer C	2,617,304	9.8%
Customer D	2,496,245	9.3%
	$11,511,232	42.9%

(b)	Major vendors

For the six month period ended June 30, 2012, the customers who accounted for 10% or more of the Company's purchases and its outstanding balance at the period-end are presented as follows:

	Six Month Period ended June 30, 2012
	(unaudited)	(unaudited)
		Percentage of
	Purchases	purchases
Vendor A	$4,784,219	28.0%
Vendor B	4,584,745	26.0%
Vendor C	981,541	6.0%
	$10,350,505	60.0%

	Six Month Period ended June 30, 2011
	(unaudited)	(unaudited)
		Percentage of
	Purchases	purchases
Vendor A	$5,395,507	31.3%
Vendor B	4,635,447	26.9%
Vendor C	1,089,521	6.3%
	$11,120,475	64.5%

All of the vendors mentioned above are located in the PRC.

(c)	Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(d)	Exchange rate risk

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

25.	COMMITMENTS AND CONTINGENCIES

(a)	The Company may become subject to various claims and litigation during the normal course of business. The Company vigorously defends its legal position when these matters arise. The Company is neither a party to, nor the subject of, any material pending legal proceeding.

(b)	On October 12, 2010, Dalian Xinding entered into the Loan Agreements with the stockholders of TOFA and Tongda respectively. Under the Loan Agreements, Dalian Xinding is obliged to provide the interest free loan to stockholders of TOFA and Tongda in order to clear the debt occurred when to establish TOFA and Tongda. As of June 30, 2012, in providing the interest free loan to the stockholders of TOFA and Tongda, the Company has a ten year commitment of $3.3 million which is contracted for but not provided in the financial statement.

(c)	Rental expense amounted to $53,875 (RMB340,304) for the quarter ended June 30, 2012. The total future minimum lease payments under non-cancellable operating leases with respect to premises as of June 30, 2012 are payable as follows:

Year Ended December 31,	Rental
2012	$54,016
2013	108,033
2014	112,354
2015	116,848
2016	121,522
Over five years	2,187,404
$2,700,177

26.	CONDENSED PARENT COMPANY FINANCIAL INFORMATION OF TODA INTERNATIONAL HOLDINGS INC.

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

As of June 30, 2012, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Company’s Consolidated Financial Statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash	$44,594	$64,496
Prepaid expense and other current assets	75,450	73,830
Investments in subsidiaries	38,934,417	35,299,024
Total assets	$39,054,461	$35,437,350

Liabilities and Shareholders' equity
Current liabilities
Accrued expenses and other payables	$1,220,299	$1,096,382
Total liabilities	1,220,299	1,096,382
Total shareholders' equity	37,834,162	34,340,968
Total liabilities and stockholders' equity	$39,054,461	$35,437,350

CONDENSED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Administrative and other expenses	$(20,306)	$(400)	$(113,511)	$(75,651)
Equity income of subsidiaries	1,645,369	3,630,501	3,512,894	7,165,887
Net income	$1,625,063	$3,630,101	$3,399,383	$7,090,236

CONDENSED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)

Net cash (used in) / provided by operating activities	$(19,902)	$58,569
Cash, beginning of period	64,496	1,218
Cash, end of period	$44,594	$59,787

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following diagram sets forth the current ownership structure of the Company:

Each of TOFA and Tongda is a private limited company incorporated and headquartered in Dalian, Liaoning Province, China. Mr. Zheng, our Chairman of the Board, President and Chief Executive Officer, is the majority owner of TOFA, holding 75.7% of the equity interest in TOFA. Mr. YK Wang, our Chief Technology Officer and a director, is the majority owner of Tongda, holding 51.0% of the equity interest in Tongda. Zhaodong TOFA Cable Co., Ltd. (“Zhaodong Cable”) was formed on November 18, 2011 and is a wholly-owned subsidiary of TOFA. Panjin TOFA Cable Co., Ltd. (“Panjin Cable”) was formed on June 30, 2011. Two minority shareholders of TODA held an aggregate 10% equity interest in Panjin Cable until June 16, 2012, when their interest in Panjin Cable was freely transferred to TOFA. Mudanjiang TOFA Cable Co., Ltd. (“Mudanjiang Cable”) was formed on June 26, 2012 and is a wholly-owned subsidiary of Panjin Cable.

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

Consolidation of VIEs

Our consolidated financial statements include the financial statements of Dalian Xinding and TOFA and Tongda, two variable interest entities in which we are the primary beneficiary and Panjin Cable and Zhaodong Cable, the subsidiaries of TOFA. All significant inter-company transactions and balances have been eliminated on consolidation.

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

The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations:

	June 30, 2012	December 31, 2011
	(Unaudited)
Current assets
Cash	$6,403,856	$4,342,750
Restricted Cash	3,025,134	1,588,840
Accounts receivable	15,932,359	16,440,294
Inventories	11,784,694	12,114,595
Other current assets	3,206,728	4,414,947
Short term loans to shareholders	7,915,650	-
Due from a related companies	1,796,819	1,285,791
Fixed assets and intangible assets, net	9,375,627	9,693,607

Total assets of consolidated VIEs	$59,440,867	$49,880,824

The following table presents the carrying amounts and classification of the third-party liabilities of the consolidated VIEs:

	June 30, 2012	December 31, 2011
	(Unaudited)
Current liabilities
Bank loans	$10,059,895	$8,918,440
Accounts payable	7,513,040	4,678,341
Other liabilities	2,932,624	961,782

Total liabilities of consolidated VIEs	$20,505,559	$14,558,563

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. We generally extend unsecured credit up to six months to our customers in the ordinary course of business and mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, such as aging of receivables, payment history, the customer's current creditworthiness, and the economic environment. When a specific account receivable balance is deemed uncollectible, a charge is taken to the statement of income. Recoveries of balances previously written off are reflected as income in the statement of income.

Inventories

Inventories - consisting of raw material, work-in-progress and finished goods of copper coated aluminum wire and related products - are stated at the lower of cost or net realizable value. Finished goods are comprised of direct materials, direct labor and a portion of overhead. Inventory costs are calculated using a weighted average method of accounting. Allowances are recorded for obsolete, slow-moving and damaged inventory and are deducted from the related inventory balances. No provision was made as of June 30, 2012 and December 31, 2011.

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

The translation rates are as follows:

	June 30	December 31
	2012	2011

Balance sheet items, except for equity accounts	RMB6.3530=$1	RMB6.2939=$1
	HKD7.7572=$1	HKD7.7663=$1

	June 30	June 30
	2012	2011

Items in statements of income and cash flows	RMB6.3166=$1	RMB6.5258=$1
for the six months ended	HKD7.7590=$1	HKD8.3900=$1

Items in statements of income and cash flows	RMB6.3335=$1	RMB6.5739=$1
for the three months ended	HKD7.7592=$1	HKD8.4519=$1

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

Products mix and implications on gross margins

Our gross margin is also affected by our product mix. We produce and sell products according to customer orders.  Our product mix consists of composite bimetallic wire products, intelligent bimetallic composite material production line, and CCA power wire/cables. Composite bimetallic wire products, with gross margin of 26% in 2011, used to contribute the majority of our gross profits. We launched our intelligent bimetallic composite material production line to the market in late 2009, and this product line had a gross profit margin of 43% in 2011. We introduced another new product in the second half of 2010, CCA power wire/cables, that had a gross margin of 33% in 2011. We believe such CCA power wires/cables, with higher gross margins, will become the major products in our product mix and a significant revenue and profits contributor in the future, although, for the six months ended June 30, 2012, the gross profit margin in this product line declined to 25% due to intense market competition.

Principal Components of Our Income Statement

Sales

Our sales are derived from sales of our products net of value-added taxes.  The most significant factors that affect our sales are shipment volume and average selling prices.  Our collection practices vary from customer to customer. They consist of (i) cash payment on delivery for small orders and new customer and (ii) credit for 30 days to 90 days to our established regular customers who have long term cooperative relationship.

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

Operating Expenses

Our operating expenses consist of selling, administrative and other expenses including research and development expenses.

Selling and Distribution Expenses and Administrative and Other Expenses

Our selling expenses include shipping expenses, salaries and traveling expenses for our sales personnel.  Our administrative and other expenses include administrative staff costs and other benefits, depreciation of office equipment, professional service fees, research and development expenditures and other miscellaneous expenses related to our administrative activities.

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

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

The following table presents the unaudited consolidated results of operations of the Company for the three months ended June 30, 2012 as compared to the results of operations for the three months ended June 30, 2011.

	For the Three Months Ended
	June 30,
	2012	2011

Revenue	$12,658,694	$14,839,655
Cost of Sales	(9,492,815)	(10,269,932)
Gross Profit	3,165,879	4,569,723
Selling and Distribution Expenses	(185,814)	(158,292)
Administrative and other expenses	(720,590)	(448,884)
Total operating expenses	(906,404)	(607,176)
Operating Income	2,259,475	3,962,547
Interest expenses	(282,566)	(167,972)
Other Income	26,403	458,558
Income tax expenses	(378,249)	(623,032)

Net Income before allocation of non-controlling interest	1,625,063	3,630,101
Other comprehensive income/(loss)	(245,751)	378,355

Total comprehensive income before allocation of non-controlling interest	1,379,312	4,008,456
Comprehensive loss attributable to non-controlling interests	(7,286)	-
Comprehensive income attributable to TODA	$1,386,598	$4,008,456

Revenue

We recorded revenue of $12.6 million for the three months ended June 31, 2012 , representing a decrease of $2.2 million, or 15%, compared to $14.8 million for the corresponding period of 2011. The decrease in both the bimetallic composite wire products and wiring equipment revenue is due primarily to a more intense competition in the Chinese composite bimetallic metal market for the three months ended June 30, 2012 compared to the corresponding period of 2011.

Revenue from our bimetallic composite wire products segment (which includes CCA and copper-clad steel, or CCS, wire products and CCA power cables) decreased by 7%, from $13.5 million for the three months ended June 30, 2011 to $12.5 million for the corresponding period of 2012. Revenue from CCA and CCS wire products increased by 0.3%, from $10.01 million for the three months ended June 30, 2011 to $10.04 million for the corresponding period of 2012. The increase in revenue of CCA and CCS wire product sales is due to a 28% increase in sale volume compared to the same period in 2011, offset by a decrease of 21% in the sales price of these products. Revenue from CCA power cables decreased 25% to $2.5 million for the three months ended as June 30, 2012, down from 3.5 million for the corresponding period of 2011. The decrease in CCA power cable is due primarily to the more intense competition in the CCA power cable product market and a 32% decrease in sales volume, partially offset by a 5% increase in the sales price for these products in the second quarter of 2012 compared to the corresponding period of 2011. Revenue from our wiring equipment segment (which includes licensing technology and intelligent composite bimetallic material production equipment) decreased 92% to $0.1 million for the three months ended June 30, 2012, down from $1.3 million for the corresponding period of 2011. The decrease in wiring equipment revenue is due primarily to a more intense competition in the intelligent composite bimetallic material production equipment market in the second quarter of 2012 compared to the corresponding period of 2011.

The following tables break down our product sales by specific business segment and product category for each period.

	Three Months Ended June 30,
	2012			2011
			Average			Average
	Sales	Volume*	Price	Sales	Volume*	Price
Bimetallic composite wire products segment

CCA(S) wire products	$10,045,114	2,271	$4,423	$10,013,569	1,776	$5.638
CCA power cables	2,502,971	170	14,723	3,500,327	250	14.001
Segment Total:	12,548,085	4,388		13,513,896	2,026

Wiring equipment segment

Intelligent composite bimetallic material production line	110,609	N/A	N/A	1,325,759	N/A	N/A
Segment Total:	110,609	N/A	N/A	1,325,759	N/A	N/A
TOTAL:	$12,658,694			$14,839,655

* metric tons

Cost of Sales and Gross Profit

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total revenue for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012		2011		Percentage
		% of		% of	Change
	US$	Sales	US$	Sales	Year to Year
Revenue	$12,658,694	100%	$14,839,655	100%	-15%

Cost of sales
- Product sales to third parties	(9,492,815)	-75%	(10,269,932)	-69%	-8%

Gross profit	$3,165,879	25%	$4,569,723	31%	-31%

The cost of sales decreased $0.97 million, or 5%, to $9.5 million for the three months ended June 30, 2012 from $10.3 million for the corresponding period of 2011. As a percentage of total sales, our cost of sales increased to 75% of revenue for the three months ended June 30, 2012, compared to 69% of revenue for the corresponding period of 2011. Gross profit decreased to $3.2 million for the three months ended June 30, 2012 compared to $4.6 million for the corresponding period of 2011, a decrease of about $1.4 million, or 32%. Our gross profit margin decreased to 25% for of the three months ended June 2012 from 31% for the corresponding period of 2011. Contributing to the decrease in gross profit margin is the fact that we price our refined copper and CCA wire products based on the market price for materials plus a fixed dollar mark-up, and our gross profit is essentially this mark-up net of costs classified as part of cost of goods sold. As copper prices rose during of the second quarter of 2012, our fixed dollar mark-up per ton processed represented a relatively lower percentage of our gross sales (which is generally based on tons processed) and therefore our gross profit margin as a percentage of sales was relatively lower.

Selling and Distribution Expenses, Administrative and Other Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total revenue for selling and distribution expense, as well as administrative and other expenses for the three months ended June 30, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011		Percentage
		% of		% of	Change
	US$	Sales	US$	Sales	Year to Year
Gross profit	$3,165,879	25.0%	$4,569,723	31.0%	-6.0%
Selling and Distribution Expenses	$(185,814)	-1.5%	$(158,292)	-1.1%	-0.4%
Administrative and Other Expenses	$(720,590)	-5.7%	$(448,884)	-3.0%	-2.7%
Operating Income	$2,259,475	17.8%	$3,962,547	26.7%	-8.9%

Selling and distribution expenses and administrative and other expenses remained virtually unchanged year over year.

Other Income

For three months ended June 30, 2012, we had other income of $0.03 million, down $0.43 million, or 94%, from the $0.46 million posted for the corresponding period of 2011. The decrease in other income was primarily due to a decrease in foreign exchange gain.

Net Income before Allocation of Non-Controlling Interest

Net income before allocation of non-controlling interest of $1.6 million for the three months ended June 30, 2012, down $1.8 million, or 53%, from the $3.4 million posted for the corresponding period of 2011. The decrease in net income was primarily due to a decrease in gross profit margin while there was no significant fluctuation in ratio of selling and distribution expenses and administrative and other expenses against total revenue.

Net Income Attributed to Non-Controlling Interest

For the three months ended June 30, 2012, we attributed $7,363 to the minority shareholders of Panjin Cable that was established on June 30, 2011.

Other Comprehensive Income

Other comprehensive income represents the foreign currency translation adjustment. During the three months ended June 30, 2012, the RMB devalued against the US dollar, and we recognized a foreign currency translation loss of $245,751.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

The following table presents the unaudited consolidated results of operations of the Company for the six months ended June 30, 2012 as compared to the results of operations for the six months ended June 30, 2011.

	For the Six Months Ended
	June 30,
	2012	2011

Revenue	$23,711,113	$27,593,247
Cost of Sales	(17,742,310)	(18,272,841)
Gross Profit	5,968,803	9,320,406
Selling and Distribution Expenses	(294,660)	(256,740)
Administrative and Other Expenses	(1,315,700)	(953,195)
Total operating expenses	(1,610,360)	(1,209,935)
Operating Income	4,358,443	8,110,471
Interest expenses	(451,467)	(367,139)
Other Income	190,401	459,163
Income tax expenses	(697,994)	(1,112,259)

Net Income before allocation of non-controlling interest	3,399,383	7,090,236
Other comprehensive income	9,189	569,942

Total comprehensive income before allocation of non-controlling interest	3,408,572	7,660,178
Comprehensive loss attributable to non-controlling interests	(16,728)	-
Comprehensive income attributable to TODA	$3,425,300	$7,660,178

Revenue

We recorded revenue of $23.7 million for the six months ended June 31, 2012, representing a decrease of $3.9 million, or 14%, compared to $27.6 million for the corresponding period of 2011. The decrease in both the bimetallic composite wire products and wiring equipment revenue is due primarily to more intense competition in the Chinese composite bimetallic metal market for the six months ended June 30, 2012 compared to the corresponding period of 2011.

Revenue from our bimetallic composite wire products segment decreased by 8.8%, from $24.5 million for the six months ended June 30, 2011 to $22.4 million for the corresponding period of 2012. Revenue from CCA and CCS wire product increased by 1.1%, from $17.9 million for the six months ended June 30, 2011 to $18.1 million for the corresponding period of 2012. The increase in revenue of CCA and CCS wire product sales is due to a 19% increase in sale volume, offset by a 15% decrease in sales price, compared to the same period in 2011. Revenue from CCA power cable decreased 34% to $4.3 million for the six months ended June 30, 2012, down from 6.5 million for the corresponding period of 2011. The decrease in CCA power cable is due primarily to more intense competition in the CCA power cable product market in the first half of 2012 compared to the corresponding period of 2011. Revenue from our wiring equipment segment decreased 58% to $1.3 million for the six months ended June 30, 2012, down from $3.1 million for the corresponding period of 2011. The decrease in wiring equipment revenue is due primarily to a more intense competition in the intelligent composite bimetallic material production equipment market in the first half of 2012 compared to the corresponding period of 2011.

The following tables break down our product sales by specific business segment and product category for each period.

	Six Months Ended June 30,
	2012			2011
			Average			Average
	Sales	Volume*	Price	Sales	Volume*	Price
Bimetallic composite wire products segment

CCA(S) wire products	$18,140,820	3,772	$4,809	$17,955,271	3,174	$5.657
CCA power cables	4,315,975	357	12,103	6,548,702	459	14.267
Segment Total:	22,456,795	4,388		24,503,973	3,633

Wiring equipment segment

Intelligent composite bimetallic material production line	1,254,318	N/A	N/A	3,089,274	N/A	N/A
Segment Total:	1,254,318	N/A	N/A	3,089,274	N/A	N/A
TOTAL:	23,711,113			27,593,247

* metric tons

Cost of Sales and Gross Profit

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total revenue for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012		2011		Percentage
		% of		% of	Change
	US$	Sales	US$	Sales	Year to Year
Revenue	$23,711,113	100%	$27,593,247	100%	-14%

Cost of sales
- Product sales to third parties	(17,742,310)	75%	(18,272,841)	66%	-3%

Gross profit	$5,968,803	25%	$9,320,406	34%	-36%

The costs of sales decreased $0.5 million, or 5%, to $17.7 million for the six months ended June 30, 2012 from $18.2 million for the corresponding period of2011. As a percentage of total sales, our cost of sales increased to 75% of revenue for the six months ended June 30, 2012, compared to 66% of revenue for the corresponding period of 2011. Gross profit decreased to $6 million for the six months ended June 30, 2012 compared to $9.3 million for the corresponding period of 2011, a decrease of about $3.3 million, or 36%. Our gross profit margin decreased to 25% for of the six months ended June 30 2012 from 34% for the corresponding period of 2011. Contributing to the decrease in gross profit margin is the fact that we price our refined copper and CCA wire products based on the market price for materials plus a fixed dollar mark-up, and our gross profit is essentially this mark-up net of costs classified as part of cost of goods sold. As copper prices rise during of the first and second quarter of 2012, our fixed dollar mark-up per ton processed represents a relatively lower percentage of our gross sales (which is generally based on tons processed) and therefore our gross profit margin as a percentage of sales is relatively lower.

Selling and Distribution Expenses, Administrative and Other Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total revenue for selling and distribution expense, as well as administrative and other expenses for the six months ended June 30, 2012 and 2011:

	Six Months Ended March 31,
	2012		2011
		% of		% of	Percentage Change
	US$	Sales	US$	Sales	Year to Year
Gross profit	$5,968,803	25%	$9,320,406	34%	-35.9%
Selling and Distribution Expenses	$(294,660)	1%	$(256,740)	0.93%	14.8%
Administrative and Other Expenses	$(1,315,700)	6%	$(953,195)	10%	38.0%
Operating Income	$4,358,443	18%	$8,110,471	29%	-46.3%

Selling and distribution expenses l remained virtually unchanged year over year. The increase in administrative and other expenses was resulting from the expansion of operations into new subsidiaries of TOFA.

Other Income

For six months ended June 30, 2012, we had other income of $0.19 million, down $0.27 million, or 59%, from the $0.46 million posted for the corresponding period of 2011. The decrease in other income was primarily due to the fact was primarily due to a decrease in foreign exchange gain.

Net Income before Allocation of Non-Controlling Interest

Net income before allocation of non-controlling interest of $3.4 million for the six months ended June 30, 2012, down $3.6 million, or 51%, from the $7 million posted for the corresponding period of 2011. The decrease in net income was primarily due to a decrease in gross profit margin while there was no significant fluctuation in ratio of selling and distribution expenses against total revenue.

Net Income Attributed to Non-Controlling Interest

For the six months ended June 30, 2012, we attributed $16,753 to the minority shareholders of Panjin Cable that was established on June 30, 2011.

Other Comprehensive Income

Other comprehensive income represents the foreign currency translation adjustment. During the six months ended June 30, 2012, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $9,189.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had cash on hand of approximately $6.5 million, which represents an increase of $2.1 million from $4.4 million at December 31, 2011. Current assets were $50.2 million, and current liabilities of $21.8 million. Working capital was $28.4 million and the ratio of current assets to current liabilities was 2.3 to 1 as of June 30, 2012.

The following is a summary of cash provided by or used in each of the indicated type of activities during the six months ended June 30, 2012 and 2011, respectively:

	As of June 30,
	2012	2011
Cash provided by (used in):
Operating Activities	$9,557,772	$2,126,917
Investing Activities	(1,997,746)	(12,448)
Financing Activities	(5,504,512)	(109,764)

Effect of foreign exchange rate changes	57,640	129,407

Cash, beginning of the period	4,407,246	3,699,778
Cash, end of the period	$6,520,400	$5,833,890

•	Net cash provided by operating activities was $9.6 million for the six months ended June 30, 2012, as compared to $2.1 million for corresponding period of 2011. The increase was mainly due to (i) a $2.8 million accounts payable increase resulting from larger operation and (ii) a $1.7 million prepaid expense and other deposit increase.

•	Net cash used in investing activities was $2.0 million for the six months ended June 30, 2012, as compared to $12 thousand for the corresponding period of 2011. The increase was mainly due to the increase in restricted cash for the six months ended June 30, 2012.

•	Net cash used in financing activities was $5.5 million for the six months ended June 30, 2012, as compared to $0.11 million for the corresponding period of 2011. The increase was, in substantial part, due to an unauthroized distribution to Messrs. Zheng, Liu and Li, in the aggregate principal amount of $7,915,650 as discussed in Note 9 to the financial statements. Subsequent to the end of the quarter, these funds were repaid in full.

Bank loans consist of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)

Short-term bank loans	$10,059,895	$8,918,440

The bank loans as outlined in the following table are secured by mortgages on the land and buildings, other plant and equipment and personal guarantees of some directors’ and third parties. The proceeds of the loans were used to finance the acquisition of property, plant and equipment and working capital of the Company.

The details of the short term bank loans outstanding as of June 30, 2012 are as follows:

	Outstanding loan	Current Annualized	Nature of
Name of bank	amount	interest rate	loans	Term of loans	Collateral

China CITIC Bank, Dalian Branch (“China CITIC”)	US$1,574,059 (RMB10,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equal to 8.20%)	Term loan	March 30, 2012 to March 29, 2013	Related party and third party guarantees

Shanghai Pudong Development Bank (“SPDB”)	US$3,138,202 (RMB19,937,000)	China Central Bank benchmark half-year rate of 6.31% plus 20% (equal to 7.57%)	Revolving loan	August 5, 2011 to August 1, 2012	Mortgages on land use right, other plant and equipment

Shenzhen Development Bank (“SDB”)	US$2,361,089 (RMB15,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equals to 8.20%)	Revolving loan	March 26, 2012 to March 26, 2013	Related party and third party guarantees

	US$2,334,412 (RMB14,830,519)	Annual rate of 6.00%	Export loans	March 23, 2012 to February15, 2013	Related party and third party guarantees

Industrial and Commercial Bank Of China (“ICBC”)	US$472,218 (RMB3,000,000)	China Central Bank benchmark annual rate of 8.528%	Revolving loan	September 29, 2011 to September 14, 2012	Factoring business on account receivables

	US$179,915 (RMB1,143,000)	China Central Bank benchmark annual rate of 7.93%	Revolving loan	March 28, 2012 to September 26, 2012	N/A

The details of the short term bank loans outstanding as of December 31, 2011 are as follows:

	Outstanding loan	Current Annualized	Nature of
Name of bank	amount	interest rate	loans	Term of loans	Collateral

China CITIC	US$794,420 (RMB5,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equal to 8.20%)	Term loan	April 1, 2011 to March 30, 2012	Related party and third party guarantees

	US$794,420 (RMB5,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equal to 8.20%)	Term loan	April 1, 2011 to March 23, 2012	Related party and third party guarantees

SPDB	US$3,165,605 (RMB19,924,000)	China Central Bank benchmark half-year rate of 5.85% plus 20% (equal to 7.02%)	Revolving loan	August 5, 2011 to August 1, 2012	Mortgages on land use right, other plant and equipment

SDB	US$1,191,630 (RMB7,500,000)	China Central Bank benchmark annual rate of 6.31%	Revolving loan	April 29, 2011 to April 28, 2012	Related party and third party guarantees

	US$1,191,630 (RMB7,500,000)	China Central Bank benchmark annual rate of 6.31%	Revolving loan	April 27, 2011 to April 26, 2012	Related party and third party guarantees

	US$1,246,885 (RMB7,847,771)	LIBOR plus 3 bps (equal to 4.5%)	Export loans	January 27, 2011 to January 26, 2012	Related party and third party guarantees

ICBC	US$476,652 (RMB3,000,000)	China Central Bank benchmark annual rate of 8.528%	Revolving loan	September 29, 2011 to September 14, 2012	Factoring business on account receivables

	US$28,599 (RMB180,000)	China Central Bank benchmark annual rate of 8.528%	Revolving loan	November 16, 2011 to May 15, 2012	N/A

	US$28,599 (RMB180,000)	China Central Bank benchmark annual rate of 7.73%	Revolving loan	November 16, 2011 to May 15, 2012	N/A

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.          Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2012, our controls and procedures were not effective due to certain significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.          Legal Proceedings

There have been no material changes from the disclosure provided in (i) Part 1, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.       Risk Factors

Not required.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None.

Item 6.          Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101	Interactive Data Files (XBRL) – to be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODA International Holdings Inc.

August 20, 2012	By: /s/ Chuan-Tao Zheng
Name: Chuan-Tao Zheng
Title: President and Chief Executive Officer

TODA International Holdings Inc.

August 20, 2012	By: /s/ Yue Kou
Name: Yue Kou
Title: Chief Financial Officer

