Form 10-Q
period 2012-09-30
TODA INTERNATIONAL HOLDINGS INC.
filed 2012-11-19
CIK 1381792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

On November 14, 2012, 27,780,000 shares of the registrant's ordinary stock, par value $0.000256 were outstanding.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US DOLLARS)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash	$9,177,565	$4,407,246
Restricted cash	3,057,962	1,588,840
Accounts receivable	17,539,436	16,440,294
Inventories	14,073,011	12,114,595
Prepaid expenses and other current assets	7,727,346	4,488,777
Due from related party	1,285,493	1,285,791
VAT Tax receivable	339,594	61,385
Total current assets	53,200,407	40,386,928
Non-current assets
Property, plant and equipment, net	3,775,382	3,751,659
Construction in progress	1,700,872	1,676,522
Land use right, net	290,812	295,312
Intangible asset, net	3,614,275	3,970,114
Total non-current assets	9,381,341	9,693,607
Total assets	$62,581,748	$50,080,535
Liabilities and stockholders' equity
Current Liabilities
Accounts payable	$9,202,993	$4,678,341
Bank loans	8,565,121	8,918,440
Income tax payable	322,921	584,579
Advanced from unrelated parties	2,876,149	257,034
Accrued liabilities and other payables	2,026,303	1,216,551
Due to related parties	375,804	-
Total current liabilities	23,369,291	15,654,945
Total liabilities	23,369,291	15,654,945
Equity
Ordinary shares, $0.000256 par value, 100,000,000 shares authorized;
27,780,000 shares issued and outstanding as of September 30, 2012 and at December 31, 2011	7,112	7,112
Additional paid-in capital	3,115,572	3,047,826
Statutory reserve	3,316,250	3,316,250
Retained earnings	30,099,906	25,559,439
Accumulated other comprehensive income	2,673,617	2,410,341
Total TODA shareholders' equity	39,212,457	34,340,968
Non-controlling interest	-	84,622
Total equity	39,212,457	34,425,590
Total liabilities and equity	$62,581,748	$50,080,535

See notes to condensed consolidated financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(IN US DOLLARS)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Revenue
- Product sales to third parties	$8,328,402	$12,350,911	$32,039,515	$39,178,672
- Licensing technology	-	-	-	765,486
Total revenue	8,328,402	12,350,911	32,039,515	39,944,158
Cost of sales
- Product sales to third parties	(6,051,534)	(9,561,856)	(23,793,844)	(27,781,631)
- Licensing technology	-	-	-	(53,066)
Total cost of sales	(6,051,534)	(9,561,856)	(23,793,844)	(27,834,697)
Gross Profit	2,276,868	2,789,055	8,245,671	12,109,461
Operating expenses:
Selling and marketing expenses	(155,858)	(144,774)	(450,518)	(401,514)
Administrative and other expenses	(655,295)	(494,308)	(1,970,995)	(1,447,503)
Total operating expenses	(811,153)	(639,082)	(2,421,513)	(1,849,017)
Operating income	1,465,715	2,149,973	5,824,158	10,260,444
Other income and (expense):
Other income	2,168	134,368	192,569	593,532
Interest expenses	(148,307)	(396,642)	(599,774)	(763,781)
Total other expense	(146,139)	(262,274)	(407,205)	(170,249)
Income before provision for income tax and non-controlling interest	1,319,576	1,887,699	5,416,953	10,090,195
Provision for income tax	(195,245)	(359,956)	(893,239)	(1,472,216)

Net income	1,124,331	1,527,743	4,523,714	8,617,979
Net loss attributable to non-controlling interest	-	-	16,753	-
Net income attributable to ordinary shareholders	$1,124,331	$1,527,743	$4,540,467	$8,617,979
Earnings per share
- Basic	$0.04	$0.05	$0.16	$0.40
- Diluted	$0.04	$0.05	$0.16	$0.38
Weighted average ordinary shares outstanding
- Basic	27,780,000	27,780,000	27,780,000	21,665,868
- Diluted	27,780,000	27,780,000	27,780,000	22,608,860

See notes to condensed consolidated financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(IN US DOLLARS)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011

Net income attributable to ordinary shareholders	$1,124,331	$1,527,743	$4,540,467	$8,617,979

Other comprehensive income
Foreign currency translation adjustment	253,964	412,723	263,153	982,665
Comprehensive income	1,378,295	1,940,466	4,803,620	9,600,644

Comprehensive loss attributable to non-controlling interests	-	-	(16,728)	-

Comprehensive income attributable to ordinary shareholders	$1,378,295	$1,940,466	$4,786,892	$9,600,644

See notes to condensed consolidated financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

(IN US DOLLARS)

	Ordinary shares with				Accumulated
	$0.000256 par value		Additional		Other
	Number of		Paid-in	Statutory	Comprehensive	Retained	Non-controlling	Total
	Shares	Amount	Capital	reserve	Income	Earnings	interest	Equity

Balance at December 31, 2011	27,780,000	$7,112	$3,047,826	$3,316,250	$2,410,341	$25,559,439	$84,622	$34,425,590
Net income / (loss)	-	-	-	-	-	4,540,467	(16,753)	4,523,714
Foreign currency translation gain	-	-	-	-	263,128	-	25	263,153
Acquisition of the additional equity interest in Panjin TOFA Cable Co., Ltd.	-	-	67,746	-	148	-	(67,894)	-
Balance as September 30, 2012	27,780,000	$7,112	$3,115,572	$3,316,250	$2,673,617	$30,099,906	$-	$39,212,457

See notes to condensed consolidated financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN US DOLLARS)

	For the Nine Months Ended
	September 30
	2012	2011
Cash flows from operating activities:
Net income	$4,540,467	$8,617,979
Add: Net loss attributable to non-controlling interest	(16,753)	-
Net Income attributable to ordinary shareholders	4,523,714	8,617,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	409,725	280,602
Amortization of land use right	4,899	4,773
Amortization of intangible assets	359,493	353,611
Changes in assets and liabilities:
Accounts receivable	(1,099,142)	(2,982,050)
Inventories	(1,958,416)	(5,793,464)
Prepaid expenses and other deposits	(3,238,569)	1,602,390
VAT tax receivable	(278,209)	(46,765)
Accounts payable	4,524,652	1,453,500
Accrued liabilities and other payables	809,752	302,831
Income tax payable	(261,658)	(905,537)
Net cash provided by operating activities	3,796,241	2,887,870
Cash flows from investing activities:
Increase in restricted cash	(1,469,122)	-
Purchase of property, plant and equipment	(427,910)	(79,261)
Cash paid for construction in progress	(21,795)	-
Net cash used in investing activities	(1,918,827)	(79,261)
Cash flows from financing activities:
Advances to related companies	-	(192,221)
Advances from related parties	375,804	-
Advances from unrelated parties	2,619,115	-
Proceeds from bank loans	12,672,485	12,329,223
Repayment of bank loans	(12,839,068)	(12,529,814)
Net cash provided by / (used) in financing activities	2,828,336	(392,812)
Net increase in cash	4,705,750	2,415,797
Effect on change of exchange rates	64,569	208,208
Cash as of January 1	4,407,246	3,699,778
Cash as of September 30	$9,177,565	$6,323,783
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$599,774	$763,781
Income tax paid	$1,154,897	$2,347,683

See notes to condensed consolidated financial statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION, BUSINESS AND OPERATIONS

On September 27, 2006, TODA International Holdings Inc., formerly Summit Growth Corporation ("TODA" or the "Company"), was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business.

On March 15, 2011, TODA entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Victor Score Limited, a British Virgin Islands exempted business company ("Victor Score'), and its stockholders (the "Stockholders"). Prior to the share exchange, Victor Score's issued 2,665,075 ordinary shares with par value of $0.00128 to former shareholders of the Company. Pursuant to the terms of the Exchange Agreement, the Stockholders of Victor Score agreed to transfer all of the issued and outstanding shares of common stock in Victor Score to the Company in exchange for the Company's issuing an aggregate of 32,839,910 ordinary shares and 104,572 preference shares of the Company's capital stock to the Victor Score stockholders and Victor Score. The Company initiated a 1 for 2 reverse stock splits effective on May 16, 2011. After the reverse stock split, there were 17,322,805 ordinary shares outstanding. On the same date, 104,572 preference shares were converted into 10,457,195 ordinary shares. As a result, a total of 27,780,000 ordinary shares were outstanding as of May 16, 2011 and September 30, 2012.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Details of the Company’s subsidiaries and VIEs which are included in these consolidated financial statements as at September 30, 2012 are as follows:

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

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(i)	On June 17, 2012, TOFA acquired the remaining 10% equity interest of Panjin Cable from its minority shareholders. The acquisition of this non-controlling interest has been accounted for as a transaction with equity holders in their capacity as equity holders and accordingly no goodwill has been recognized.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete consolidated financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on April 13, 2012. The results of operation for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

	September 30	December 31
	2012	2011

Balance sheet items, except for equity accounts	RMB6.2848=$1	RMB6.2939=$1
	HK$7.7599=$1	HK$7.7663=$1

	September 30	September 30
	2012	2011

Items in statements of income and cash flows	RMB6.3215=$1	RMB6.4890=$1
for the nine months ended	HK$7.7621=$1	HK$7.7840=$1

Items in statements of income and cash flows	RMB6.3314=$1	RMB6.4207=$1
for the three months ended	HK$7.7684=$1	HK$7.7886=$1

There is no assurance that the RMB and HK$ amounts could have been, or could be, converted into U.S. dollars at the above rates.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of non-controlling interests in VIE's subsidiary

Acquisition of non-controlling interests is accounted for as transactions with equity holders in their capacity as equity-holders and therefore no goodwill is recognized as a result of such transactions. The difference between the fair value of the consideration paid and the face value of equity shares issued is recorded as additional paid-in capital and the difference between the fair value of the consideration paid and the carrying amount of non-controlling interests is recorded as an adjustment in equity and is included as part of additional paid-in capital.

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

The Company's Consolidated VIEs - Balance Sheet Classification

The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations:

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash	$9,115,389	$4,342,750
Restricted cash	3,057,962	1,588,840
Accounts receivable	17,539,436	16,440,294
Inventories	14,073,011	12,114,595
Other current assets	7,982,731	4,414,947
Due from related companies	1,285,493	1,285,791
Fixed assets and intangible assets, net	9,381,341	9,693,607
Total assets of consolidated VIEs	$62,435,363	$49,880,824

The following table presents the carrying amounts and classification of the third-party liabilities of the consolidated VIEs;

Liabilities
Current liabilities
Bank loans	$8,565,121	$8,918,440
Accounts payable	9,202,993	4,678,341
Other liabilities	4,290,376	961,782
Total liabilities of consolidated VIEs	$22,058,490	$14,558,563

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Allowances for obsolete, slow-moving and damaged inventory are deducted from the related inventory balances. No provision was made as of September 30, 2012 and December 31, 2011.

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

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development. The Company incurred $239,729 and $208,158 for nine months ended September 30, 2012 and 2011, respectively, and $99,499 and $69,999 for the three months ended September 30, 2012 and 2011, respectively.

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

Based on the Company’s assessment, no impairment was recognized as of September 30, 2012.

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

The Company adopted FASB ASC Topic 740, "Income Taxes", which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of September 30, 2012 and 2011, there was no amounts that had been accrued with respect of uncertain tax positions.

The tax effects of temporary differences of the Company as of September 30, 2012 and 2011 are immaterial.

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

ii)	receivables and payables are stated with the amount of VAT included

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employee benefits

i)	Salaries, wages, annual bonuses, paid annual leave and staff welfare are accrued in the year in which the associated services are rendered by employees of the Group. Where payment or settlement is deferred and the effect would be material, these amounts are stated at their present values.

ii)	Contributions to appropriate local defined contribution retirement schemes pursuant to the relevant labor rules and regulations in the PRC are charged to the cost of sales and general and administrative expenses in the statement of operation as and when the related employee service is provided. The Company incurred $189,636 and $211,177 for the nine months ended September 30, 2012 and 2011, respectively, and $44,669 and $70,199 for the three months ended September 30, 2012 and 2011, respectively.

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

At September 30, 2011 and 2012, there were no potentially dilutive ordinary shares outstanding.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to ordinary shareholders	$1,124,331	$1,527,743	$4,540,467	$8,617,979

Weight average outstanding shares of ordinary stock	27,780,000	27,780,000	27,780,000	21,665,868
Dilutive effect of convertible preference stock	-	-	-	942,992

Dilutive weighted average outstanding shares	27,780,000	27,780,000	27,780,000	22,608,860

Earnings per ordinary share:
Basic	$0.04	$0.05	$0.16	$0.40
Diluted	$0.04	$0.05	$0.16	$0.38

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

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011.

Commitments and contingencies

In the normal course of business, the Group is subject to contingencies, including legal proceedings and claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, product liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. As management has not become aware of any product liability claims arising from any incident over the year, the Group has not recognized a liability for product liability claims, and no contingent liability has been recorded as of September 30, 2012 and December 31, 2011.

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

3.	CASH

Cash represents cash in bank and cash on hand. Cash as of September 30, 2012 and December 31, 2011 consists of the following:

	September 30, 2012	December 31, 2011

Cash	$9,177,565	$4,407,246

RMB is not a freely convertible currency and the remittance of funds out of the PRC is subject to the exchange restrictions imposed by the PRC government.

4.	RESTRICTED CASH

As at September 30, 2012 and December 31, 2011 the Company's cash amounting to $3,057,962 and $1,588,840 respectively, were restricted and deposited in certain banks as collateral for irrevocable letters of credit.

5.	ACCOUNTS RECEIVABLE

The majority of the Company's sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts and the management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is required as of September 30, 2012 and December 31, 2011.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	INVENTORIES

Inventories are stated at the lower of cost (determined using the weighted average cost) or market value and are composed of the following at:

	September 30, 2012	December 31, 2011

Raw materials	$4,385,184	$4,477,678
Work-in-process	295,944	278,503
Finished goods	9,391,883	7,358,414
	$14,073,011	$12,114,595

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at:

	September 30, 2012	December 31, 2011

Trade deposits to suppliers	$6,763,903	$3,914,548
Other short term advances to third parties	281,153	77,204
Utility and sundry deposits	185,664	12,749
Short term advances to employees	496,626	484,276
	$7,727,346	$4,488,777

The other short term advances to third parties are interest free, unsecured and repayable on demand.

8.	DUE FROM RELATED PARTY AND RELATED PARTY TRANSACTIONS

Name	Nature	September 30, 2012	December 31, 2011

Shenzhen Tofa Complex
Metal Material Co., Ltd. (a)	Account receivable	$1,285,493	$1,285,791

(a)	Shenzhen Tofa Complex Metal Material Co. Ltd is controlled by Chuan Tao Zheng, Chairman, CEO and Shareholder of the Company.

The amount due is interest free and unsecured and repayable on demand.

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2012	December 31, 2011

Buildings	$964,929	$963,534
Plant equipment	4,923,207	4,609,100
Office equipment	195,492	179,817
Motor vehicles	743,015	634,536
	6,826,643	6,386,987
Less: Accumulated depreciation	(3,051,261)	(2,635,328)
	$3,775,382	$3,751,659

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the nine months ended September 30, 2012 and 2011 amounted to $409,725 and $280,602 respectively, and for the three months ended September 30, 2012 and 2011 amounted to $163,914 and $96,493 respectively.

The buildings, plant and equipment are pledged as collateral to Shanghai Pudong Development Bank ("SPDB") for the bank loans.

TOFA has the right to use its property from 2002 to 2052 under the terms of Property Certificate issued to TOFA by the Chinese government.

10.	CONSTRUCTION IN PROGRESS

A summary of construction in progress is as follows:

	September 30, 2012	December 31, 2011

Balance beginning	$1,676,522	$1,368,351
Additions	21,922	241,622
Effect of foreign exchange rate changes	2,428	66,549
	$1,700,872	$1,676,522

		Estimated cost
	Balance at September 30, 2012	to complete as of September 30, 2012	Estimated time to complete

Plant	$1,436,978	$-	Before December 31, 2013
Plant equipment	263,894	-	Before December 31, 2012
	$1,700,872	$-

No depreciation has been provided for construction in progress.

11.	LAND USE RIGHT

Land use right represents prepaid lease payments to the local government in the PRC for the use of land where the Company's production facilities are located. Land use rights have a 50-year life from January 1, 2007 to December 2056.

The land use right is pledged as collateral to SPDB for the bank loans granted to the Company.

Amortization expenses were $4,899 and $4,773 for the nine months ended September 30, 2012 and 2011, respectively, and $1,633 and $1,612 for the three months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, the expected amortization expense of the land use right for each of the next five years and thereafter as follows:

Year ending December 31,
2012 (Three months)	$1,642
2013	6,570
2014	6,570
2015	6,570
2016	6,570
Thereafter	262,890
$290,812

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	INTANGIBLE ASSET

Intangible asset represents the following:

	September 30, 2012	December 31, 2011

Production technology
Cost	$4,821,154	$4,814,185
Less: Accumulated amortization	(1,206,879)	(844,071)
Net	$3,614,275	$3,970,114

Amortization expenses were $359,493 and $353,611 for the nine months ended September 30, 2012 and 2011, respectively.

Amortization expenses were $119,755 and $118,286 for the three months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, the expected amortization expense of the intangible asset for each of the next five years and thereafter as follows:

Year ending December 31,
2012 (Three months)	$120,544
2013	482,176
2014	482,176
2015	482,176
2016	482,176
Thereafter	1,565,027
$3,614,275

The Company has reviewed the recoverable amount of the production technology based on value-in-use calculations by discounting future cash flows and no impairment was required as of September 30, 2012 and December 31, 2011, respectively.

13.	ACCOUNTS PAYABLE

Accounts payable consist of the following at September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012	December 31, 2011

Accounts payable	$3,093,434	$1,500,661
Notes payable	6,109,559	3,177,680
	$9,202,993	$4,678,341

The notes are payable on demand to Company's creditors. The creditors have given extended credit terms secured by pledge of the Company's restricted cash. All outstanding is due within one year.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	BANK LOANS

Bank loans consist of the following:

	September 30, 2012	December 31, 2011

Short-term bank loans	$8,565,121	$8,918,440

The bank loans as outlined in the following tables are secured by mortgages on the land and buildings, other plant and equipment and personal guarantees of some directors' and third parties. The proceeds of the loans were used to finance the acquisition of property, plant and equipment and working capital of the Company.

The details of the short term bank loans outstanding as of September 30, 2012 are as follows:

Name of bank	Outstanding loan amount	Current annualized interest rate	Nature of loans	Term of loans	Collateral

China CITIC	US$1,591,140	China Central Bank	Term loan	March 30, 2012 to	Related party and
Bank, Dalian	(RMB10,000,000)	benchmark annual		March 29, 2013	third party
Branch (“China		rate of 6.31% plus			guarantees
CITIC”)		30% (equals to 8.20%)

SPDB	US$2,372,275 (RMB14,909,273)	China Central Bank benchmark half-year rate of 6.31% plus 20% (equals to 7.57%)	Revolving loan	August 1, 2012 to August 1, 2013	Mortgages on land use right, other plant and equipment

Shenzhen	US$2,386,711	China Central Bank	Revolving loan	March 26, 2012 to	Related party and
Development	(RMB15,000,000)	benchmark annual		March 26, 2013	third party
Bank (“SDB”)		rate of 6.31% plus			guarantees
30% (equals to 8.20%)

	US$2,214,995	Annual rate of 6.00%	Export loans	March 23, 2012 to	Related party and
	(RMB13,920,802)			February 15, 2013	third party
guarantees

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Interest expenses for the nine months ended September 30, 2012 and 2011 amounted to $599,774 and $763,781 respectively, and for three months ended September 30, 2012 and 2011 amounted to $148,431 and $396,642, respectively.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	September 30, 2012	December 31, 2011

Wages and welfare payables	$55,094	$-
Accrued expenses	193,111	272,063
Other payables	1,778,098	944,488
	$2,026,303	$1,216,551

Other payables consist of amounts owed by the Company to various unrelated entities that are incurred in the normal course of business operations. These liabilities do not carry any interest rate and will be repayable on demand.

16.	DUE TO RELATED PARTIES

	September 30, 2012	December 31, 2011

Yu Kai Wang (i)	$274,144	$-
Shenzhen TOFA Complex Metal Material Co. Ltd (ii)	101,660	-
	$375,804	$-

(i)	This represents certain operating expenses of the Group that were paid by Mr Wang, a director and executive officer of the Company.

(ii)	This represents certain advances received by the Group from the entity for operating purpose.

The amounts due are interest free and unsecured and repayable on demand.

17.	OTHER INCOME

Other income consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Interest income	$2,009	$4,053	$32,002	$24,112
Sale of raw materials	-	-	2,832	-
Foreign exchange gain	-	129,961	-	412,231
Sundry income	159	354	157,735	157,189
	$2,168	$134,368	$192,569	$593,532

During the nine months ended September 30, 2012, the Company manages to recover its bad debt as of $152,081 on other receivable that was written off in previous year. It was recorded as sundry income.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	ORDINARY SHARES

As detailed in Note 1, in March 2011, in connection with the consummation of the transactions contemplated by the Share Exchange Agreement, the Company issued an aggregate of 32,839,910 ordinary shares to the Victor Score's Stockholders in connection with the reverse merger.

The Company effected a 1 for 2 reverse stock split, effective May 16, 2011. After the reverse stock split, there were 17,322,805 ordinary shares outstanding. On May 16, 2011, 104,572 preference shares were converted into 10,457,195 ordinary shares. As a result, a total of 27,780,000 ordinary shares were outstanding as of May 16, 2011, December 31, 2011 and September 30, 2012.

19.	STATUTORY RESERVES

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

For the nine months ended September 30, 2012 and the year ended December 31, 2011, the Company's subsidiaries and VIEs contributed nil and $1,054,278 to statutory reserve respectively.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.	BUSINESS SEGMENTS

A)	Business segment reporting - by product

The Company has two reportable business segments: Manufacturing and trading of bimetallic composite wire products and its related products ("Bimetallic Composite Wire Products"), and manufacturing of wiring equipment and leasing copper coated aluminum wire technology ("Wiring Equipment').

The following tables set forth the Company's two main segments:

	Bimetallic
	composite wire products	Wiring equipment	Corporate and other	Consolidated Total
Three Months Ended September 30, 2012
Product sales
Sales to third parties	$8,273,983	$54,419	$-	$8,328,402
Licensing technology	-	-	-	-
	8,273,983	54,419	-	8,328,402

Cost of sales
Sales to third parties	(6,025,101)	(26,433)	-	(6,051,534)
Licensing technology	-	-	-	-
	(6,025,101)	(26,433)	-	(6,051,534)
Gross profit	2,248,882	27,986	-	2,276,868

Selling and distribution expenses	(138,650)	(17,208)	-	(155,858)
Administrative and other expenses	(474,732)	(155,203)	(25,360)	(655,295)
Operating income/(loss)	1,635,500	(144,425)	(25,360)	1,465,715
Other income	2,168	-	-	2,168
Interest expenses	(140,966)	(7,276)	(65)	(148,307)

Income/(loss) before provision for income tax	1,496,702	(151,701)	(25,425)	1,319,576
Provision for income tax	(195,245)	-	-	(195,245)
Net income/(loss)	$1,301,457	$(151,701)	$(25,425)	$1,124,331

Total assets	$52,862,639	$9,572,724	$146,385	$62,581,748

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Bimetallic
	composite wire products	Wiring equipment	Corporate and other	Consolidated Total
Three Months Ended September 30, 2011
Product sales
Sales to third parties	$11,699,736	$651,175	$-	$12,350,911
Licensing technology	-	-	-	-
	11,699,736	651,175	-	12,350,911

Cost of sales
Sales to third parties	(9,290,281)	(271,575)	-	(9,561,856)
Licensing technology	-	-	-	-
	(9,290,281)	(271,575)	-	(9,561,856)
Gross profit	2,409,455	379,600	-	2,789,055

Selling and distribution expenses	(128,758)	(16,016)	-	(144,774)
Administrative and other expenses	(314,939)	(179,187)	(182)	(494,308)
Operating income/(loss)	1,965,758	184,397	(182)	2,149,973

Other income	133,782	586	-	134,368
Interest expenses	(397,300)	658	-	(396,642)

Income/(loss) before provision for income tax	1,702,240	185,641	(182)	1,887,699
Provision for income tax	(332,967)	(26,989)	-	(359,956)
Net income/(loss)	$1,369,273	$158,652	$(182)	$1,527,743

Total assets	$38,952,809	$7,737,860	$692,869	$47,383,538

	Bimetallic
	composite wire products	Wiring equipment	Corporate and other	Consolidated Total
Nine Months Ended September 30, 2012
Product sales
Sales to third parties	$30,730,778	$1,308,737	$-	$32,039,515
Licensing technology	-	-	-	-
	30,730,778	1,308,737	-	32,039,515

Cost of sales
Sales to third parties	(23,152,567)	(641,277)	-	(23,793,844)
Licensing technology	-	-	-	-
	(23,152,567)	(641,277)	-	(23,793,844)
Gross profit	7,578,211	667,460	-	8,245,671

Selling and distribution expenses	(373,114)	(77,404)	-	(450,518)
Administrative and other expenses	(1,351,498)	(480,626)	(138,871)	(1,970,995)
Operating income/(loss)	5,853,599	109,430	(138,871)	5,824,158
Other income	187,237	5,332	-	192,569
Interest expenses	(559,190)	(40,519)	(65)	(599,774)

Income/(loss) before provision for income tax	5,481,646	74,243	(138,936)	5,416,953
Provision for income tax	(834,618)	(58,621)	-	(893,239)

Net income/(loss)	$4,647,028	$15,622	$(138,936)	$4,523,714

Total assets	$52,862,639	$9,572,724	$146,385	$62,581,748

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Bimetallic
	composite wire products	Wiring Equipment	Corporate and other	Consolidated Total
Nine Months Ended September 30, 2011
Product sales
Sales to third parties	$36,203,709	$2,974,963	$-	$39,178,672
Licensing technology	-	765,486	-	765,486
	36,203,709	3,740,449	-	39,944,158

Cost of sales
Sales to third parties	(26,497,344)	(1,284,287)	-	(27,781,631)
Licensing technology	-	(53,066)	-	(53,066)
	(26,497,344)	(1,337,353)	-	(27,834,697)
Gross profit	9,706,365	2,403,096	-	12,109,461

Selling and distribution expenses	(337,877)	(63,637)	-	(401,514)
Administrative and other expenses	(901,846)	(469,825)	(75,832)	(1,447,503)
Operating income/(loss)	8,466,642	1,869,634	(75,832)	10,260,444
Other income	517,049	76,483	-	593,532
Interest expenses	(763,781)	-	-	(763,781)

Income/(loss) before provision for income tax	8,219,910	1,946,117	(75,832)	10,090,195
Provision for income tax	(1,309,197)	(163,019)	-	(1,472,216)

Net income/(loss)	$6,910,713	$1,783,098	$(75,832)	$8,617,979

Total assets	$38,952,809	$7,737,860	$692,869	$47,383,538

B)	As its secondary segments, the Company reports two geographical areas, which are the main market areas: PRC and foreign market. There is no single foreign country market accounting for more than 10% of total revenues for the nine months ended September 30, 2012 and 2011, respectively.

The following tables set forth revenues from customers of products sold by geographic segment:

	Three Months Ended September 30		Nine Months Ended September 30
Geographical information:	2012	2011	2012	2011

PRC	$6,374,400	$10,814,489	$18,168,386	$34,035,302
Others	1,954,002	1,536,422	13,871,129	5,908,856
	$8,328,402	$12,350,911	$32,039,515	$39,944,158

21.	PROVISION FOR INCOME TAX

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

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dalian Xinding is domiciled in PRC and subject to statutory profits tax of 25% if it incurred revenue and profits there.

TOFA, Tongda and their subsidiaries, all domiciled in PRC, are subject to PRC enterprise income tax of 15% for the nine months ended September 30, 2012 and 2011.

The Company's income tax represents the income tax expenses from VIEs. The Company's other entities sustained losses and accordingly no income tax was provided.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Current tax:
PRC income tax	$195,245	$359,956	$893,239	$1,472,216

The Company's income tax for the quarter ended September 30, 2012 and 2011 can be reconciled to the income before provision for income tax in the statement of operations as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Income before provision for income tax and non-controlling interest	$1,319,576	$1,887,699	$5,416,953	$10,090,195

Expected PRC income tax expense at statutory tax rate of 25%	$329,894	$471,925	$1,354,238	$2,522,549
Expense / (Income) not deductible/ subject to PRC tax	(2,691)	-	80,696	(191,372)
Tax concession	(131,958)	(111,969)	(541,695)	(858,961)
Actual income tax expense	$195,245	$359,956	$893,239	$1,472,216

In December 2008 and November 2010, TOFA and Tongda respectively were registered as the State Encouraged High and New Technology Enterprises. According to the PRC Law on Enterprise Income Tax promulgated on March 16, 2007, TOFA and Tongda are entitled to a concessionary rate of income tax at 15%. Accordingly TOFA is subject to an income tax rate of 15% in both 2012 and 2011, while Tongda has been subject to an income tax rate of 15% since January 1, 2011.

The Company's effective income tax rate is 16% and 15% for the nine months ended September 30, 2012 and 2011, respectively.

The Company's effective income tax rate is 15% and 19% for the three months ended September 30, 2012 and 2011, respectively.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

22.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the nine month period ended September 30, 2012, the customers who accounted for 10% or more of the Company's revenues.

	Nine Month Period ended September 30, 2012
		Percentage of
	Revenues	revenues
Customer A	$4,351,907	13.58%
Customer B	3,650,204	11.39%
	$8,002,111	24.97%

There are no individual customers who accounted for 10% or more of the Company’s revenues on the nine month period ended September 30, 2011.

(b)	Major vendors

For the nine month period ended September 30, 2012, the customers who accounted for 10% or more of the Company's purchases:

	Nine Month Period ended September 30, 2012
		Percentage of
	Purchases	purchases
Vendor A	$3,211,430	11.64%
Vendor B	3,164,355	11.47%
	$6,375,785	23.11%

	Nine Month Period ended September 30, 2011
		Percentage of
	Purchases	purchases
Vendor A	$8,502,080	21.57%
Vendor B	7,305,825	18.53%
	$15,807,905	40.10%

All of the vendors mentioned above are located in the PRC.

(c)	Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(d)	Exchange rate risk

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

23.	COMMITMENTS AND CONTINGENCIES

(a)	The Company may become subject to various claims and litigation during the normal course of business. The Company vigorously defends its legal position when these matters arise. The Company is neither a party to, nor the subject of, any material pending legal proceeding.

(b)	On October 12, 2010, Dalian Xinding entered into the Loan Agreements with the stockholders of TOFA and Tongda respectively. Under the Loan Agreements, Dalian Xinding is obliged to provide the interest free loan to stockholders of TOFA and Tongda in order to clear the debt occurred when to establish TOFA and Tongda. As of September 30, 2012, in providing the interest free loan to the stockholders of TOFA and Tongda, the Company has a ten year commitment of $3.3 million which is contracted for but not provided in the condensed consolidated financial statements.

(c)	Rental expense amounted to $81,027 (RMB510,456) for the quarter ended September 30, 2012. The total future minimum lease payments under non-cancellable operating leases with respect to premises as of September 30, 2012 are payable as follows:

Year Ended December 31,	Rental
2012	$27,008
2013	108,033
2014	112,354
2015	116,848
2016	121,522
Over five years	2,187,404
$2,673,169

24.	CONDENSED PARENT COMPANY FINANCIAL INFORMATION OF TODA INTERNATIONAL HOLDINGS INC.

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

As of September 30, 2012, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Company’s Consolidated Financial Statements.

TODA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011

Assets
Current assets
Cash	$62,176	$64,496
Prepaid expense and other current assets	84,209	73,830
Investments in subsidiaries	40,376,873	35,299,024
Total assets	$40,523,258	$35,437,350

Liabilities and Shareholders' equity
Current liabilities
Accrued expenses and other payables	1,310,801	1,096,382
Total liabilities	1,310,801	1,096,382
Total shareholders' equity	39,212,457	34,340,968
Total liabilities and stockholders' equity	$40,523,258	$35,437,350

CONDENSED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

General and administrative expenses	$(25,425)	$(182)	$(138,936)	$(1,440)
Equity income of subsidiaries	1,149,756	1,527,925	4,662,650	7,926,367
Net income	$1,124,331	$1,527,743	$4,523,714	$7,924,927

CONDENSED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
Net cash (used in) / provided by operating activities	$(2,320)	$46,174
Cash, beginning of period	64,496	1,218
Cash, end of period	$62,176	$47,392

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

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth under the sections entitled “Risk Factors” located in our Annual Report on Form 10-K, filed with the SEC on April 13, 2012. We may use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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
31

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

The following diagram sets forth the current ownership structure of the Company:

Each of TOFA and Tongda is a private limited company incorporated and headquartered in Dalian, Liaoning Province, China. Mr. Zheng, our Chairman of the Board, President and Chief Executive Officer, is the majority owner of TOFA, holding 75.7% of the equity interest in TOFA. Mr. YK Wang, our Chief Technology Officer and a director, is the majority owner of Tongda, holding 51.0% of the equity interest in Tongda. Zhaodong TOFA Cable Co., Ltd. (“Zhaodong Cable”) was formed on November 18, 2011 and is a wholly-owned subsidiary of TOFA. Panjin TOFA Cable Co., Ltd. (“Panjin Cable”) was formed on June 30, 2011. Two minority shareholders of TODA held an aggregate 10% equity interest in Panjin Cable until June 17, 2012, when their interest in Panjin Cable was freely transferred to TOFA. Mudanjiang TOFA Cable Co., Ltd. (“Mudanjiang Cable”) was formed on June 26, 2012 and is a wholly-owned subsidiary of Panjin Cable.

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

CRITICAL ACCOUNTING POLICIES

While our significant accounting policies are more fully described in Note 2 to our unaudited condensed consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations:

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash	$9,115,389	$4,342,750
Restricted Cash	3,057,962	1,588,840
Accounts receivable	17,539,436	16,440,294
Inventories	14,073,011	12,114,595
Other current assets	7,982,731	4,414,947
Due from a related companies	1,285,493	1,285,791
Fixed assets and intangible assets, net	9,381,341	9,693,607

Total assets of consolidated VIEs	$62,435,363	$49,880,824

The following table presents the carrying amounts and classification of the third-party liabilities of the consolidated VIEs:

Liabilities	September 30, 2012	December 31, 2011
	(Unaudited)
Current liabilities
Bank loans	$8,565,121	$8,918,440
Accounts payable	9,202,993	4,678,341
Other liabilities	4,290,376	961,782

Total liabilities of consolidated VIEs	$22,058,490	$14,558,563

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

Inventories

Inventories - consisting of raw material, work-in-progress and finished goods of copper coated aluminum wire and related products - are stated at the lower of cost or net realizable value. Finished goods are comprised of direct materials, direct labor and a portion of overhead. Inventory costs are calculated using a weighted average method of accounting. Allowances are recorded for obsolete, slow-moving and damaged inventory and are deducted from the related inventory balances. No provision was made as of September 30, 2012 and December 31, 2011.

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

The translation rates are as follows:

	September 30	December 31
	2012	2011

Balance sheet items, except for equity accounts	RMB6.2848=$1	RMB6.2939=$1
	HKD7.7599=$1	HKD7.7663=$1

	September 30	September 30
	2012	2011

Items in statements of income and cash flows	RMB6.3215=$1	RMB6.4890=$1
for the nine months ended	HKD7.7684=$1	HKD7.7840=$1

Items in statements of income and cash flows	RMB6.3314=$1	RMB6.4207=$1
for the three months ended	HKD7.7684=$1	HKD7.7886=$1

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

Economic conditions in the PRC

We operate our manufacturing facilities in the PRC and derive the majority of our revenues from sales to customers in the PRC. As such, economic conditions in the PRC will affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. According to McKinsey’s Business Strategy to Enter the Fast Moving Consumer Goods Market in China, dated January 10, 2008 and published by Baidu, Inc. at http://wenku.baidu.com/view/50a6f74c2b160b4e767fcffe.html, the Chinese economy has been the fastest growing economy (9.6% CAGR) in the world for the past 15 years and, at the time of publication, was the 4th largest. We believe that this will lead to a much higher demand for CCA wires and in fact that the whole composite bimetallic materials industry shall be significantly boosted. We believe that economic conditions in the PRC will continue to improve and will positively affect our business and results of operations.

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

Revenue

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

Selling Expenses, Administrative and Other Expenses

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

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

The following table presents the unaudited consolidated results of operations of the Company for the nine months ended September 30, 2012 as compared to the results of operations for the nine months ended September 30, 2011.

	For the Nine Months Ended
	September 30,
	2012	2011

Revenue	$32,039,515	$39,944,158
Cost of sales	(23,793,844)	(27,834,697)
Gross profit	8,245,671	12,109,461
Selling and marketing expenses	(450,518)	(401,514)
Administrative and other expenses	(1,970,995)	(1,447,503)
Total operating expenses	(2,421,513)	(1,849,017)
Operating income	5,824,158	10,260,444
Interest expenses	(599,774)	(763,781)
Other income	192,569	593,532
Provision for income tax	(893,239)	(1,472,216)

Net income	4,523,714	8,617,979
Net loss attributable to non-controlling interest	16,753	-
Other comprehensive income	263,153	982,665

Comprehensive income before allocation of non-controlling interest	4,803,620	9,600,644
Comprehensive loss attributable to non-controlling interests	(16,728)	-
Comprehensive income attributable to TODA	$4,786,892	$9,600,644

Revenue

We recorded revenue of $32 million for the nine months ended September 30, 2012, representing a decrease of $7 million, or 18%, compared to $39 million for the corresponding period of 2011. The decrease in both the bimetallic composite wire products and wiring equipment revenue is due primarily to a more intense competition in the Chinese composite bimetallic market for the nine months ended September 30, 2012 compared to the corresponding period of 2011.

Revenue from our bimetallic composite wire products segment (which includes CCA and copper-clad steel, or CCS, wire products and CCA power cables) decreased by 16%, from $36 million for the nine months ended September 30, 2011 to $30 million for the corresponding period of 2012. Revenue from CCA and CCS wire products decreased by 10%, from $26.8 million for the nine months ended September 30, 2011 to $24 million for the corresponding period of 2012. The decrease in revenue of CCA and CCS wire product sales is due to a 15% decrease in average sale price compared to the same period in 2011. Revenue from CCA power cables decreased 31% to $6.4 million for the nine months ended as September 30, 2012, down from 9.3 million for the corresponding period of 2011. The decrease in CCA power cable is due primarily to more intense competition in the CCA power cable product market in the three quarters of 2012 compared to the corresponding period of 2011. Revenue from our wiring equipment segment (which includes licensing technology and intelligent composite bimetallic material production equipment) decreased 65% to $1.3 million for the nine months ended September 30, 2012, down from $3.7 million for the corresponding period of 2011. The decrease in wiring equipment revenue is due primarily to more intense competition in the intelligent composite bimetallic material production equipment market in the three quarters of 2012 compared to the corresponding period of 2011.

The following tables break down our product sales by specific business segment and product category for each period.

	Nine Months Ended September 30,
	2012			2011
			Average			Average
	Sales	Volume*	Price	Sales	Volume*	Price
Bimetallic composite wire products segment

CCA(S) wire products	$24,258,828	5,101	$4,755	$26,834,654	4,802	$5,588
CCA power cables	6,471,950	535	12,097	9,369,055	654	14.326
Segment Total:	30,730,778	5,636		36,203,709	5,456

Wiring equipment segment

Licensing technology	N/A	N/A	N/A	765,486	N/A	N/A
Intelligent composite bimetallic material production line	1,308,737	N/A	N/A	2,974,963	N/A	N/A
Segment Total:	1,308,737	N/A	N/A	3,740,449	N/A	N/A
TOTAL:	$32,039,515			$39,944,158

* metric tons

Cost of Sales and Gross Profit

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total revenue for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012		2011		Percentage
		% of		% of	Change
	US$	Sales	US$	Sales	Year to Year
Revenue	$32,039,515	100%	$39,944,158	100%	-20%

Cost of sales
- Product sales to third parties	(23,793,844)	74%	(27,834,697)	70%	-15%

Gross profit	$8,245,671	26%	$12,109,461	30%	-32%

The cost of sales decreased $4 million, or 15%, to $23.8 million for the nine months ended September 30, 2012 from $27.8 million for the corresponding period of 2011. As a percentage of total sales, our cost of sales increased to 74% of revenue for the nine months ended September 30, 2012, compared to 70% of revenue for the corresponding period of 2011. Gross profit decreased to $8.2 million for the nine months ended September 30, 2012 compared to $12.1 million for the corresponding period of 2011, a decrease of about $3.9 million, or 32%. Our gross profit margin decreased to 26% for the nine months ended September 30, 2012 from 30% for the corresponding period of 2011. Contributing to the decrease in gross profit margin is the fact that we price our refined copper and CCA wire products based on the market price for materials plus a fixed dollar mark-up, and our gross profit is essentially this mark-up net of costs classified as part of cost of goods sold. As copper prices rise during of the first three quarters of 2012, our fixed dollar mark-up per ton processed represents a relatively lower percentage of our gross sales (which is generally based on tons processed) and therefore our gross profit margin as a percentage of sales is relatively lower.

Selling and Marketing Expenses, Administrative and Other Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total revenue for selling and distribution expense, as well as administrative and other expenses for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended March 31,
	2012		2011
		% of		% of	Percentage Change
	US$	Sales	US$	Sales	Year to Year
Gross profit	$8,245,671	26%	$12,109,461	30%	-
Selling and marketing expenses	$(450,518)	1%	$(401,514)	1%	-
Administrative and other expenses	$(1,970,995)	6%	$(1,447,503)	4%	2%
Operating income	$5,824,158	18%	$10,260,444	25%	8%

Selling and distribution expenses and administrative and other expenses remained virtually unchanged year over year.

Other Income

For the nine months ended September 30, 2012, we had other income of $0.19 million, down $0.4 million, or 67%, from the $0.59 million posted for the corresponding period of 2011. The decrease in other income was primarily due to a decrease in foreign exchange gain.

Net Income

Net income before allocation of non-controlling interest of $4.5 million for the nine months ended September 30, 2012, down $4.1 million, or 48%, from the $8.6 million posted for the corresponding period of 2011. The decrease in net income was primarily due to a decrease in gross profit margin while there was no significant fluctuation in ratio of selling and distribution expenses and administrative and other expenses against total revenue.

Net Loss Attributed to Non-Controlling Interest

For the nine months ended September 30, 2012, we attributed a net loss of $16,753 to the minority shareholders of Panjin Cable that was established on September 30, 2011.

Other Comprehensive Income

Other comprehensive income represents the foreign currency translation adjustment. During the nine months ended September 30, 2012, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $263,153.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

The following table presents the unaudited consolidated results of operations of the Company for the three months ended September 30, 2012 as compared to the results of operations for the three months ended September 30, 2011.

	For the Three Months Ended
	September 30,
	2012	2011

Revenue	$8,328,402	$12,350,911
Cost of sales	(6,051,534)	(9,561,856)
Gross profit	2,276,868	2,789,055
Selling and marketing expenses	(155,858)	(144,774)
Administrative and other expenses	(655,295)	(494,308)
Total operating expenses	(811,153)	(639,082)
Operating income	1,465,715	2,149,973
Interest expenses	(148,307)	(396,642)
Other income	2,168	134,368
Provision for income tax	(195,245)	(359,956)

Net income	1,124,331	1,527,743
Other comprehensive income	253,964	412,723
Comprehensive income attributable to TODA	$1,378,295	$1,940,466

Revenue

We recorded revenue of $8.3 million for the three months ended September 30, 2012, representing a decrease of $4 million, or 33%, compared to $12.3 million for the corresponding period of 2011. The decrease in both the bimetallic composite wire products and wiring equipment revenue is due primarily to more intense competition in the Chinese composite bimetallic market for the three months ended September 30, 2012 compared to the corresponding period of 2011.

Revenue from our bimetallic composite wire products segment decreased by 29%, from $11.7 million for the three months ended September 30, 2011 to $8.3 million for the corresponding period of 2012. Revenue from CCA and CCS wire product decreased by 32%, from $8.9 million for the three months ended September 30, 2011 to $6.1 million for the corresponding period of 2012. The decrease in revenue of CCA and CCS wire product sales is due to a 18% decrease in sale volume and a 18.5% decrease in average sales price compared to the same period in 2011. Revenue from CCA power cable decreased 22% to $2.2 million for the three months ended September 30, 2012, down from 2.8 million for the corresponding period of 2011. The decrease in CCA power cable is due primarily to more intense competition in the CCA power cable product market in the third quarters of 2012 compared to the corresponding period of 2011. Revenue from our wiring equipment segment decreased 91% to $54 thousand for the three months ended September 30, 2012, down from $651 thousand for the corresponding period of 2011. The decrease in wiring equipment revenue is due primarily to a more intense competition in the intelligent composite bimetallic material production equipment market in the third quarter of 2012 compared to the corresponding period of 2011.

The following tables break down our product sales by specific business segment and product category for each period.

	Three Months Ended September 30,
	2012			2011
			Average			Average
	Sales	Volume*	Price	Sales	Volume*	Price
Bimetallic composite wire products segment

CCA(S) wire products	$6,118,008	1,329	$4,609	$8,900,621	1,629	$5,464
CCA power cables	2,155,975	178	12,103	2,799,115	195	14,354
Segment Total:	8,273,983	1,507		11,699,736	1,824

Wiring equipment segment

Intelligent composite bimetallic material production line	54,419	N/A	N/A	651,175	N/A	N/A
Segment Total:	54,419	N/A	N/A	651,175	N/A	N/A
TOTAL:	$8,328,402			$12,350,911

* metric tons

Cost of Sales and Gross Profit

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total revenue for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012		2011		Percentage
		% of		% of	Change
	US$	Sales	US$	Sales	Year to Year
Revenue	$8,328,402	100%	$12,350,911	100%	-33%

Cost of sales
- Product sales to third parties	(6,051,534)	73%	(9,561,856)	77%	-27%

Gross profit	$2,276,868	27%	$2,789,055	23%	-18%

The costs of sales decreased $3.6 million, or 37%, to $6 million for the three months ended September 30, 2012 from $9.6 million for the corresponding period of 2011. As a percentage of total sales, our cost of sales decreased to 73% of revenue for the three months ended September 30, 2012, compared to 77% of revenue for the corresponding period of 2011. Gross profit decreased to $2.3 million for the three months ended September 30, 2012 compared to $2.8 million for the corresponding period of 2011, a decrease of about $0.5 million, or 18%. Our gross profit margin increased to 27% for of the three months ended September 30, 2012 from 23% for the corresponding period of 2011. Contributing to the increase in gross profit margin is the fact that we price our refined copper and CCA wire products based on the market price for materials plus a fixed dollar mark-up, and our gross profit is essentially this mark-up net of costs classified as part of cost of goods sold. As copper prices decreased during of the third quarter of 2012, our fixed dollar mark-up per ton processed represented a relatively higher percentage of our gross sales (which is generally based on tons processed) and therefore our gross profit margin as a percentage of sales was relatively higher.

Selling and Marketing Expenses, Administrative and Other Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total revenue for selling and distribution expense, as well as administrative and other expenses for the three months ended September 30, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
		% of		% of	Percentage Change
	US$	Sales	US$	Sales	Year to Year
Gross profit	$2,276,868	27.0%	$2,789,055	23.0%	-18.0%
Selling and marketing expenses	$(155,858)	1.8%	$(144,774)	1.0%	7.6%
Administrative and other expenses	$(655,295)	8.0%	$(494,308)	4.0%	32.6%
Operating income	$1,465,715	18.0%	$2,149,973	17.0%	-32.0%

Selling and distribution expenses remained virtually unchanged year over year. The increase in administrative and other expenses was primarily a result of the increase in the size of our operations from year to year.

Other Income

For three months ended September 30, 2012, we had other income of $0.002 million, down $0.13 million, or 99%, from the $0.13 million posted for the corresponding period of 2011. The decrease in other income was primarily due to the fact was primarily due to a decrease in foreign exchange gain.

Net Income

Net income before allocation of non-controlling interest was $1.1 million for the three months ended September 30, 2012, down $0.4 million, or 27%, from the $1.5 million posted for the corresponding period of 2011. The decrease in net income was primarily due to a decrease in gross profit while there was no significant fluctuation in ratio of selling and distribution expenses against total revenue.

Other Comprehensive Income

Other comprehensive income represents the foreign currency translation adjustment. During the three months ended September 30, 2012, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $253,964.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had cash on hand of approximately $9.2 million, which represents an increase of $4.8 million from $4.4 million at December 31, 2011. Current assets were $53.2 million, and current liabilities of $23.4 million. Working capital was $29.8 million and the ratio of current assets to current liabilities was 2.3 to 1 as of September 30, 2012.

The following is a summary of cash provided by or used in each of the indicated type of activities during the nine months ended September 30, 2012 and 2011, respectively:

	As of September 30,
	2012	2011
Cash provided by (used in):
Operating Activities	$3,796,241	$2,887,870
Investing Activities	(1,918,827)	(79,261)
Financing Activities	2,828,336	(392,812)

Effect of foreign exchange rate changes	64,569	208,208

Cash, beginning of the period	4,407,246	3,699,778
Cash, end of the period	$9,177,565	$6,323,783

•	Net cash provided by operating activities was $3.8 million for the nine months ended September 30, 2012, as compared to $2.9 million for corresponding period of 2011. The increase was mainly due to (i) a $4.5 million accounts payable increase resulting from larger operation and (ii) a $0.55 million accrued liabilities and other payables increase.

•	Net cash used in investing activities was $1.9 million for the nine months ended September 30, 2012, as compared to $79 thousand for the corresponding period of 2011. The increase was mainly due to an increase in restricted cash for the nine months ended September 30, 2012.

•	Net cash provided by (used in) financing activities was $2.8 million for the nine months ended September 30, 2012, as compared to ($0.39) million for the corresponding period of 2011. The increase was mainly due to a $2.6 million advances from unrelated parties increase.

Bank loans consist of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)

Short-term bank loans	$8,565,121	$8,918,440

The bank loans as outlined in the following table are secured by mortgages on the land and buildings, other plant and equipment and personal guarantees of some directors’ and third parties. The proceeds of the loans were used to finance the acquisition of property, plant and equipment and working capital of the Company.

The details of the short term bank loans outstanding as of September 30, 2012 are as follows:

	Outstanding loan	Current Annualized	Nature of
Name of bank	amount	interest rate	loans	Term of loans	Collateral

China CITIC Bank, Dalian Branch (“China CITIC”)	US$1,591,140 (RMB10,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equal to 8.20%)	Term loan	March 30, 2012 to March 29, 2013	Related party and third party guarantees

Shanghai Pudong Development Bank (“SPDB”)	US$2,372,275 (RMB14,909,273)	China Central Bank benchmark half-year rate of 6.31% plus 20% (equal to 7.57%)	Revolving loan	August 1, 2012 to August 1, 2013	Mortgages on land use right, other plant and equipment

Shenzhen Development Bank (“SDB”)	US$2,386,711 (RMB15,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equals to 8.20%)	Revolving loan	March 26, 2012 to March 26, 2013	Related party and third party guarantees

	US$2,214,995 (RMB13,920,802)	Annual rate of 6.00%	Export loans	March 23, 2012 to February15, 2013	Related party and third party guarantees

The details of the short term bank loans outstanding as of December 31, 2011 are as follows:

	Outstanding loan	Current Annualized	Nature of
Name of bank	amount	interest rate	loans	Term of loans	Collateral

China CITIC	US$794,420 (RMB5,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equal to 8.20%)	Term loan	April 1, 2011 to March 30, 2012	Related party and third party guarantees

	US$794,420 (RMB5,000,000)	China Central Bank benchmark annual rate of 6.31% plus 30% (equal to 8.20%)	Term loan	April 1, 2011 to March 23, 2012	Related party and third party guarantees

SPDB	US$3,165,605 (RMB19,924,000)	China Central Bank benchmark half-year rate of 5.85% plus 20% (equal to 7.02%)	Revolving loan	August 5, 2011 to August 1, 2012	Mortgages on land use right, other plant and equipment

SDB	US$1,191,630 (RMB7,500,000)	China Central Bank benchmark annual rate of 6.31%	Revolving loan	April 29, 2011 to April 28, 2012	Related party and third party guarantees

	US$1,191,630 (RMB7,500,000)	China Central Bank benchmark annual rate of 6.31%	Revolving loan	April 27, 2011 to April 26, 2012	Related party and third party guarantees

	US$1,246,885 (RMB7,847,771)	LIBOR plus 3 bps (equal to 4.5%)	Export loans	January 27, 2011 to January 26, 2012	Related party and third party guarantees

ICBC	US$476,652 (RMB3,000,000)	China Central Bank benchmark annual rate of 8.528%	Revolving loan	September 29, 2011 to September 14, 2012	Factoring business on account receivables

	US$28,599 (RMB180,000)	China Central Bank benchmark annual rate of 8.528%	Revolving loan	November 16, 2011 to May 15, 2012	N/A

	US$28,599 (RMB180,000)	China Central Bank benchmark annual rate of 7.73%	Revolving loan	November 16, 2011 to May 15, 2012	N/A

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2012, our controls and procedures were not effective due to certain significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TODA International Holdings Inc.

November 16, 2012	By: /s/ Chuan-Tao Zheng
Name: Chuan-Tao Zheng
Title: President and Chief Executive Officer

TODA International Holdings Inc.

November 16, 2012	By: /s/ Yue Kou
Name: Yue Kou
Title: Chief Financial Officer

